Form 10-K
period 1996-12-31
COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
filed 1998-01-27
CIK 813807

================================================================================

                      Securities and Exchange Commission
                            Washington, D.C.  20549
                                   Form 10-K



           [X]    Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1996



                                      OR

           [_]    Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                       Commission File Number:  0-15736


                   COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                   -----------------------------------------


            (Exact name of registrant as specified in its charter)



            Delaware                                      52-1468081
-----------------------------------           ----------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

      10400 Fernwood Road
      Bethesda, Maryland                                   20817
-----------------------------------           ----------------------------------
     (Address of principal                               (Zip Code)
       executive offices)


       Registrant's telephone number, including area code:  301-380-2070


          Securities registered pursuant to Section 12(b) of the Act:
                                Not Applicable



          Securities registered pursuant to Section 12(g) of the Act:
                     Units of Limited Partnership Interest
                                Title of Class



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No ____ (Not Applicable). On August 25, 1992, the Registrant filed an application for relief from the reporting requirements of the Securities Exchange Act of 1934 pursuant to Section 12(h) thereof. Pursuant to a grant of relief requested in such application, the Registrant was not required to, and did not make, any filings pursuant to the Securities Exchange Act of 1934 from October 23, 1989 until the application was voluntarily withdrawn on January 27, 1998.



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] (Not Applicable)

                      Documents Incorporated by Reference
                                     None
================================================================================

--------------------------------------------------------------------------------
                   Courtyard by Marriott Limited Partnership
================================================================================


                                 TABLE OF CONTENTS
                                 -----------------

                                                                      PAGE NO.
                                                                     ----------

                                 PART I


Item 1.    Business....................................................   1

Item 2.    Properties..................................................   7

Item 3.    Legal Proceedings...........................................   9

Item 4.    Submission of Matters to a Vote of Security Holders.........   9


                                 PART II


Item 5.    Market For The Partnership's Limited Partnership Units
           and Related Security Holder Matters.........................   9

Item 6.    Selected Financial Data.....................................  11



Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................  11

Item 8.    Financial Statements and Supplementary Data.................  16

Item 9.    Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure....................................  31


                                 PART III


Item 10.   Directors and Executive Officers............................  31

Item 11.   Management Remuneration and Transactions....................  32

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management..............................................  32

Item 13.   Certain Relationships and Related Transactions..............  33


                                 PART IV


Item 14.   Exhibits, Supplemental Financial Statement Schedules
           and Reports on Form 8-K.....................................  37

                                 PART I


ITEM 1.  BUSINESS

Description of the Partnership

Courtyard by Marriott Limited Partnership, a Delaware limited partnership (the "Partnership"), was formed on July 15, 1986 to acquire and own 50 Courtyard by Marriott hotels (the "Hotels") and the respective fee or leasehold interests in the land on which the Hotels are located. The Hotels are located in 16 states and contain a total of 7,223 guest rooms as of December 31, 1996. The Partnership commenced operations on August 20, 1986 and will terminate on December 31, 2086, unless earlier dissolved.

The sole general partner of the Partnership is CBM One Corporation, a Delaware corporation (the "General Partner"), a wholly-owned subsidiary of Host Marriott Corporation ("Host Marriott"). On October 8, 1993, Marriott Corporation's operations were divided into two separate companies: Host Marriott and Marriott International, Inc. ("MII"). On December 29, 1995, Host Marriott's operations were divided into two separate companies: Host Marriott, which continued the business of owning lodging properties and Host Marriott Services Corporation which continued the business of concession operations at airports and toll roads.

The Partnership is engaged solely in the business of owning and operating hotels and therefore is engaged in one industry segment. The principal offices of the Partnership are located at 10400 Fernwood Road, Bethesda, Maryland 20817.

The Hotels are operated as part of the Courtyard by Marriott system, which includes over 286 hotels worldwide in the moderately-priced segment of the U.S. lodging industry. The Hotels are managed by Courtyard Management Corporation (the "Manager"), a wholly-owned subsidiary of MII. As part of the refinancing in March 1997, the two Operating Agreements were converted into a single management agreement (the "Management Agreement") effective January 4, 1997.
The initial term of the Management Agreement expires at the end of 2017. The Manager can extend the Management Agreement for up to four successive periods of ten years. The Hotels have the right to use the Courtyard by Marriott name pursuant to the Management Agreement and, if the Management Agreement is terminated or not renewed, the Partnership would lose that right for all purposes (except as part of the Partnership's name). See Item 13 "Certain Relationships and Related Transactions."

The objective of the Courtyard by Marriott system, including the Hotels, is to provide consistently superior lodging at a fair price with an appealing, friendly and contemporary residential character. Courtyard by Marriott hotels have fewer guest rooms than traditional, full-service hotels, containing approximately 150 guest rooms, including approximately 12 suites, as compared to full-service Marriott hotels which typically contain 350 or more guest rooms.

Each Courtyard by Marriott hotel is designed around a courtyard area containing a swimming pool (indoor pool in northern climates), walkways, landscaped areas and a gazebo. Each Hotel generally contains a small lobby, a restaurant with seating for approximately 50 guests, a lounge, a hydrotherapy pool, a guest laundry, an exercise room and two small meeting rooms. The hotels do not contain as much public space and related facilities as full-service hotels.

Courtyard by Marriott hotels are designed for business and vacation travelers who desire high quality accommodations at moderate prices. Most of the Hotels are located in suburban areas near office parks or other commercial activities. See Item 2 "Properties." Courtyard by Marriott hotels provide large, high quality guest rooms which contain furnishings comparable in quality to those in full-service Marriott hotels. Each guest room contains a large, efficient work desk, remote control television, a television entertainment package, in-room coffee and tea services and other amenities. Approximately 70% of the guest rooms contain king-size beds.

Organization of the Partnership

On August 20, 1986, the Partnership began operations and executed a purchase agreement (the "Purchase Agreement") with Host Marriott to acquire the Hotels, all related personal property, and the fee or leasehold interests in the land on which the Hotels are located. On August 20, 1986 (the "Final Closing Date"), 1,150 units of limited partnership interests (the "Units") in the Partnership, representing a 95% interest in the Partnership, had been sold in a private placement offering. The offering price per Unit was $100,000, $15,200 payable at subscription with the balance due in four annual installments through March 31, 1990, or, as an alternative, $88,372 in cash at closing as full payment of the subscription price. The limited partners paid $23,899,000 as of the Final Closing Date, representing 1,062 Units purchased on the installment basis and 88 Units paid in full. The limited partners' obligations to make the installment payments were evidenced by promissory notes (the "Investor Notes") payable to the Partnership and secured by the Units. On August 20, 1986, the General Partner made capital contributions consisting of $1,211,000 in cash and land on which certain of the Hotels are located valued at $4,842,000 for its 5% general partner interest.

The total purchase price under the Purchase Agreement was $448.2 million. Of this total, $374.7 million was paid in cash from the proceeds of the mortgage financing and the initial installment on the sale of the Units with the remaining $73.5 million paid in the form of a note payable to Host Marriott (which has since been repaid). Twenty-eight of the Hotels were conveyed to the Partnership in 1986, twenty-one Hotels in 1987 and the final Hotel in January 1988.

Debt Financing

As of December 31, 1996, the Partnership had a $282.2 million non-recourse mortgage loan for 49 of the 50 Partnership Hotels (the "49 Hotels Loan"). The 49 Hotels Loan required minimum annual principal payments of $7 million. In addition, the 49 Hotels Loan required that certain percentages of cash flow be used to paydown the loan as follows: (i) 100% of available cash flow, as defined, was used to pay principal until the loan balance was below $300 million, (ii) 80% of available cash flow, as defined, was used to pay principal if the loan balance was between $250 million and $299 million, and (iii) 75% of available cash flow, as defined, was used to pay principal, if the loan balance was $250 million or less. The 49 Hotels Loan would have matured on June 15, 1997; however, the term could have been extended for two one-year terms if certain performance operating profit levels, as defined, were met. These performance levels were met for 1995 and 1996. During 1996, the Partnership repaid $28.4 million of principal on the 49 Hotels Loan. In addition, the Partnership repaid $8.2 million of principal from fourth quarter 1996 Partnership operations in February 1997. The loan bore interest at LIBOR plus
1.5 percentage points from January 1, 1996 through June 15, 1996 and LIBOR plus
1.75 percentage points from June 16, 1996 through December 31, 1996. The weighted average interest rate was 7.1% for 1996.

In addition, as of December 31, 1996, the Partnership had $6.3 million of non-recourse debt related to the Windsor Connecticut Hotel (the "Windsor Loan"). The Windsor Loan bore interest at a floating rate equal to the adjusted CD rate or LIBOR plus two percentage points. Amortization of the Windsor Loan began in 1992 with a scheduled maturity of August 15, 1996. In exchange for Host Marriott providing a guaranty of repayment of the loan balance at maturity, the lender agreed to extend the maturity to March 31, 1997. The weighted average interest rate for 1996 was 7.46%.

On March 21, 1997 (the "Refinancing Date") both the 49 Hotels Loan and the Windsor Loan were refinanced. The total amount of the debt was increased from $280.8 million to $325.0 million. The $44.2 million of excess refinancing proceeds were used to: (i) make a $7 million contribution to the property improvement fund to cover anticipated shortfalls; (ii) pay approximately $7 million of refinancing costs; and (iii) make a $30.2 million partial return of capital distribution to the partners. The new loan continues to be non-recourse and requires monthly payments of interest at a fixed rate of 7.865% and principal based on a 20-year amortization schedule. The loan has a scheduled maturity in April 2012; however, the loan maturity can be extended for an additional five years. During the extended loan term, the loan bears interest at an Adjusted Rate, as defined, and all cash flow, from Partnership operations is used to amortize the principal balance of the loan.

The refinanced mortgage loan is secured by first mortgages on all 50 of the Partnership's Hotels, related personal property, and the land on which the Hotels located or an assignment of the Partnership's interest under the land leases. All obligations under the debt guaranties (see Note 6) expired with the repayment of the 49 Hotels Loan and the Windsor Loan. No new guaranties have been provided by Host Marriott Corporation or Marriott International, Inc. ("MII"), the parent company of Courtyard Management Corporation, the Manager.
As additional security, affiliates of MII, as the land lessors, agreed to continue to subject their ownership interest as well as receipt of ground rent to debt service on the mortgage loan.

Material Contracts

Operating Agreements/Management Agreement

In connection with the debt refinancing, the Operating Agreements, as defined below, were terminated as of January 3, 1997. A new management agreement (the "Management Agreement") was executed as of January 4, 1997 for the management of the 50 Partnership Hotels.

On the Closing Date, the Partnership entered into a long-term management agreement (the "Original Management Agreement") with Courtyard Management Corporation to operate the Hotels as part of the Courtyard by Marriott hotel system. Effective January 1, 1994, in connection with the 49 Hotels Loan agreement, the Original Management Agreement was converted into two long-term operating agreements (the "Operating Agreement(s)") with the Operator, one for the 49 Hotels and one for the Windsor Hotel. The Operating Agreements had initial terms expiring on December 31, 2007 for a majority of the Hotels. The Operator could renew the term, for one or more of the Hotels, at its option, for up to five successive terms of 10 years each.

Effective July 1, 1989, the Original Management Agreement was amended to defer the Courtyard management fee and base management fee to the extent that cash flow provided to the Partnership was less than $2,945,000 for 1989 and $6,973,000 per year in 1990 through 1993 (the "Partnership Objective"). The Partnership Objective provided a 3% per annum return on Partners' invested capital, as defined, for 1989 and 6% per annum from 1990 through 1993. In order to meet the Partnership Objective, the Courtyard management fee was first subject to deferral followed by the base management fee. As of December 31, 1993, the balance of deferred incentive, Courtyard and base management fees totalled $51.5 million. During 1994, these fees were extinguished pursuant to the 49 Hotels Loan and the forgiveness of these fees is recorded as an extraordinary item in the statement of operations.

The Operating Agreements provided for annual payments to the Operator of (i) the base management fee equal to 3% of gross sales from the Hotels, (ii) the Courtyard management fee equal to 3% of gross sales from the Hotels, and (iii) the incentive management fee equal to 15% of operating profit, as defined, (25% of operating profit after the Partners have received distributions of aggregate refinancing proceeds equal to $60,526,500).

As part of the refinancing, the two Operating Agreements were converted into a single Management Agreement effective January 4, 1997. The initial term of the Management Agreement expires at the end of 2017. The Manager can extend the Management Agreement for up to four successive periods of ten years. Under the Management Agreement, MII has agreed to subordinate a portion of the Courtyard system fee equal to 1% of gross Hotel sales to debt service on the mortgage loan. In addition, the Partnership paid $4.2 million of deferred incentive management fees at closing and MII agreed to forgive approximately $15 million of deferred fees leaving a $6.5 million balance of accrued incentive management fees. Incentive management fees are equal to 15% of operating profit. Deferred and current year incentive management fees will be payable from 50% of available cash after the payment of: (i) debt service; (ii) deferred Courtyard system fees, if any; (iii) deferred MII ground rent, if any; and (iv) a priority return to the Partnership equal to 10% of cumulative capital less sale and refinancing proceeds. In addition, incentive management fees paid are capped at 15% of operating profit and no longer increase to 25% of operating profit once cumulative distributions of refinancing proceeds equal $60.5 million. Deferred management fees are not payable to the Manager from sale or refinancing proceeds. Future unpaid incentive management fees will not accrue.

The Operating Agreements and Management Agreement provide for the establishment of a property improvement fund to ensure that the physical condition and product quality of the Hotels are maintained. The operating agreements provided for 5% of gross Hotel sales to be placed in the property improvement fund through 1996. Under the new Management Agreement, contributions to the property improvement fund will remain at 5% of gross Hotel sales through 1998. However, contributions can be increased to 6% of gross Hotel sales for 1999 and 2000 and 7% thereafter.

Ground Leases

The land on which 31 of the Hotels are located is leased from MII or affiliates of MII. In addition, two of the Hotels are located on land leased from third parties. The land leases have remaining terms (including renewal options) expiring between the years 2058 and 2081. The MII land leases and the third party land leases provide for rent based on specific percentages (from 2% to 9.75%) of gross sales in certain categories, subject to minimum amounts. The minimum rentals are adjusted at various anniversary dates throughout the lease terms, as defined in the agreements. For 1996, the Partnership paid a total of $7,478,000 in ground rent. See Item 2 "Properties" for a listing of Hotels that have ground leases.

Competition

The United States lodging industry generally is comprised of two broad segments: full-service hotels and limited-service hotels. Full-service hotels generally offer restaurant and lounge facilities and meeting spaces, as well as a wide range of services, typically including bell service and room service. Limited-service hotels generally offer accommodations with limited or no services and amenities. As moderately priced hotels, the Hotels compete effectively with both full-service and limited-service hotels in their respective markets by providing streamlined services and amenities exceeding those provided by typical limited-service hotels at prices that are significantly lower than those available at full-service hotels.

Significant competitors in the moderately priced lodging segment include Holiday Inn, Ramada Inn, Sheraton Inn, Hampton Inn and Hilton Inn. The lodging industry in general, and the moderately priced segment in particular, is highly competitive, but the degree of competition varies from location to location and over time. An increase in supply growth began in 1996 with the introduction of a number of new national brands. For 1997, the outlook continues to be positive. Courtyards continue to command a premium share of the market in which they are located in spite of the growth of new chains. It is expected that Courtyard will continue outperforming both national and local competitors. The brand is continuing to carefully monitor the introduction of new mid-priced brands including Wingate Hotels, Hilton Garden Inns, Four Points by Sheraton, Mainstay, Candlewood, Club Hotels and Clarion.

The Manager believes that by emphasizing management and personnel development and maintaining a competitive price structure, the Partnership's share of the market will be maintained or increased. The inclusion of the Hotels within the nationwide Courtyard by Marriott system provides the benefits of name recognition, centralized reservations and advertising, system-wide marketing and promotion, centralized purchasing and training and support services.

Conflicts of Interest

Because Host Marriott, the parent of the General Partner, MII and their affiliates own and/or operate hotels other than the Partnership Hotels and MII and its affiliates license others to operate hotels under the various brand names owned by MII and its affiliates, potential conflicts of interest exist. With respect to these potential conflicts of interest, Host Marriott, MII and their affiliates retain a free right to compete with the Partnership's Hotels, including the right to develop, own, and operate competing hotels now and in the future in markets in which the Hotels are located, in addition to those existing hotels which may currently compete directly or indirectly with the Hotels.

Under Delaware law, the General Partner has unlimited liability for the obligations of the Partnership, unless those obligations are, by contract, without recourse to the partners of the Partnership. Since the General Partner is entitled to operate and control the business and operations of the Partnership, and because certain actions taken by the General Partner or the Partnership could expose the General Partner or its parent, Host Marriott, to liability that is not shared by the limited partners (for example, tort liability and environmental liability), this control could lead to conflicts of interest.

Policies with Respect to Conflicts of Interest

It is the policy of the General Partner that the Partnership's relationship with the General Partner, any affiliate of the General Partner, or persons employed by the General Partner or its affiliates be conducted on terms that are fair to the Partnership and that are commercially reasonable. Agreements and relationships involving the General Partner or its affiliates and the Partnership are on terms consistent with the terms on which the General Partner or its affiliates have dealt with unrelated parties.

The Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provides that any agreements, contracts or arrangements between the Partnership and the General Partner or any of its affiliates, except for rendering legal, tax, accounting, financial, engineering, and procurement services to the Partnership by employees of the General Partner or its affiliates, will be on commercially reasonable terms and will be subject to the following additional conditions:

(i) the General Partner or any such affiliate must have the ability to render such services or to sell or lease such goods;

(ii) such agreements, contracts or arrangements must be fair to the Partnership and reflect commercially reasonable terms and must be embodied in a written contract which precisely describes the subject matter thereof and all compensation to be paid therefor;

(iii) no rebates or give-ups may be received by the General Partner or any such affiliate, nor may the General Partner or any such affiliate participate in any reciprocal business arrangements which would have the effect of circumventing any of the provisions of the Partnership Agreement; and

(iv) no such agreement, contract or arrangement as to which the limited partners had previously given approval may be amended in such a manner as to increase the fees or other compensation payable by the Partnership to the General Partner or any of its affiliates or to decrease the responsibilities or duties of the General Partner or any such affiliate in the absence of the consent of the holders of a majority in interest of the limited partners.


Employees

Neither the General Partner nor the Partnership has any employees. Host Marriott provides the services of certain employees (including the General Partner's executive officers) of Host Marriott to the Partnership and the General Partner. The Partnership and the General Partner anticipate that each of the executive officers of the General Partner will generally devote a sufficient portion of his or her time to the business of the Partnership. However, each of such executive officers also will devote a significant portion of his or her time to the business of Host Marriott and its other affiliates. No officer or director of the General Partner or employee of Host Marriott devotes a significant percentage of time to Partnership matters. To the extent that any officer, director or employee does devote time to the Partnership, the General Partner or Host Marriott, as applicable, is entitled to reimbursement for the cost of providing such services. See Item 11 "Management Remuneration and Transactions" for information regarding payments made to Host Marriott or its subsidiaries for the cost of providing administrative services to the Partnership.

Consolidation

     The General Partner has undertaken, on behalf of the Partnership, to pursue, subject to further approval of the partners, a potential transaction (the "Consolidation") in which (i) subsidiaries of CRF Lodging Company, L.P. (the "Company"), a newly formed Delaware limited partnership, would merge with and into the Partnership and up to five other limited partnerships, with the Partnership and the other limited partnerships being the surviving entities (each, a "Merger and collectively, the "Mergers"), subject to the satisfaction or waiver of certain conditions, (ii) CRF Lodging Trust ("CRFLT"), a Maryland real estate investment trust, the sole general partner of the Company, would offer its common shares of beneficial interest, par value $0.01 per share (the "Common Shares") to investors in an underwritten public offering and would invest the proceeds of such offering in the Company in exchange for units of limited partnership interests in the Company ("Units") and (iii) the Partnership would enter into a Lease for the operation of its Hotels pursuant to which a Lessee would pay rent to the Partnership based upon the greater of a fixed dollar amount of base rent or specified percentages of gross sales, as specified in the Lease. If the partners approve the transaction and other conditions are satisfied, the partners of the Partnership would receive Units in the Merger in exchange for their interests in the Partnership.

     A preliminary Prospectus/Consent Solicitation was filed as part of a Registration Statement on Form S-4 with the Securities and Exchange Commission and which describes the potential transaction in greater detail. Any offer of Units in connection with the Consolidation will be made solely by a final Prospectus/Consent Solicitation.

ITEM 2.  PROPERTIES

Introduction

The properties consisted of 50 Courtyard by Marriott hotels as of December 31, 1996. The Hotels have been in operation for at least nine years. The Hotels range in age between 9 and 14 years. The Hotels are geographically diversified among 16 states, and no state has more than nine Hotels.

The lodging industry in general, and the moderately-priced segment in particular, is highly competitive, but the degree of competition varies from location to location and over time. On a combined basis, competitive forces affecting the Hotels are not, in the opinion of the General Partner, more adverse than the overall competitive forces affecting the lodging industry generally. See Item 1 "Business--Competition."

The following table shows selected combined operating and financial statistics for the Hotels (in thousands, except combined average occupancy, combined average daily room rate, revenue per available room ("REVPAR") and number of rooms:



                                                Year Ended December 31,
                                               1996       1995       1994
                                             --------   --------   --------
Combined average occupancy.................     79.2%      81.0%      81.4%
Combined average daily room rate...........  $  76.39   $  71.23   $  66.32
REVPAR.....................................  $  60.50   $  57.70   $  53.98
Number of rooms............................     7,223      7,223      7,223
Rooms sales................................  $162,126   $151,571   $141,894
Food and beverage sales....................    12,975     12,787     13,313
Other sales................................     6,538      6,441      6,633
                                             --------   --------   --------
Total hotel sales..........................   181,639    170,799    161,840
Direct hotel operating costs and expenses..    91,339     87,756     85,753
                                             --------   --------   --------
Hotel Revenues.............................  $ 90,300   $ 83,043   $ 76,087
                                             ========   ========   ========


REVPAR is a commonly used indicator of market performance for hotels which represents the combination of daily room rate charged and the average daily occupancy achieved.

The following table sets forth certain information related to the Hotels.

                             COURTYARD BY MARRIOTT
                           LIMITED PARTNERSHIP HOTELS
                             (50 Courtyard Hotels)


Location                     Rooms       Location                      Rooms
--------                     -----       --------                      -----
Alabama                                 Michigan
 Montgomery (1)                146       Dearborn (1)                    147
                                         Southfield                      147
Arizona                                  Troy                            147
 Phoenix Airport (1)           145       Warren                          147


California                              North Carolina
 Buena Park (1)                145       Charlotte-Arrowood Road (1)     146
 Fremont (1)                   146       Raleigh-Wake Forest Road        153
 Pleasanton                    145
 Sacramento-Rancho Cordova     144      New York
 San Francisco Airport (2)     147       Tarrytown                       139
 Santa Ana (1)                 145
                                        Ohio
Connecticut                              Cincinnati-Blue Ash (1)         149
 Windsor (1)                   149       Columbus-Dublin (1)             147
                                         Columbus-Worthington (1)        145
Florida
 Melbourne (1)                 146      Pennsylvania
 Miami Airport-West (1)        145       Valley Forge (1)                150
 Tallahassee (1)               154
                                        Tennessee
Georgia                                  Brentwood (1)                   145
 Atlanta-Delk Road (1)         146       Memphis-Park Avenue East (1)    146
 Atlanta-Executive Park (1)    145
 Atlanta-Northlake (2)         128      Texas
 Atlanta-Peachtree Corners     131       Arlington                       147
 Atlanta-Peachtree Dunwoody    128       Bedford (1)                     145
 Atlanta-Windy Hill            127       Dallas-Addison (1)              145
 Augusta                       130       Dallas-Las Colinas              147
 Columbus                      139       Dallas-LBJ Northwest (1)        146
 Savannah                      144       San Antonio Airport (1)         145
                                         San Antonio-Medical Center (1)  146
Illinois
 Naperville (1)                147      Virginia
                                         Fair Oaks                         144
Maryland                                 Herndon (1)                       146
 Hunt Valley (1)               146       Hampton (1)                       146
 Landover                      152       Richmond (1)                      145
 Rockville (1)                 147       Virginia Beach (1)                146

(1) Land is leased by MII or an affiliate of MII.
(2) Land is leased by third party.

ITEM 3.  LEGAL PROCEEDINGS

      Marvin Schick, et. al. v. Host Marriott Corporation, et. al. In the Chancery Court for New Castle County, Delaware; C.A. No. 15991. The plaintiffs, two members of an ad hoc committee of Courtyard by Marriot Limited Partners, recently filed this purported class action lawsuit against Host, Marriott International and others, alleging breach of fiduciary duty, breach of contract, tortious interference and aiding and abetting liability in connection with the refinancings of Courtyard by Marriott's debt. Among other things, the plaintiffs contend that certain changes to Courtyard by Marriott's Management Agreement could not be made without the consent of a majority vote of the Courtyard by Marriott Limited Partners. The defendants (which do not include Courtyard by Marriott) believe that the lawsuit is without merit and, if current discussions fail to resolve the dispute, intend to vigorously defend the suit.

The Partnership and the Hotels are involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnership.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                 PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

There is currently no established public trading market for the units and it is not anticipated that a public market for the Units will develop. Transfers of Units are limited to the first date of each accounting period and may be made only to accredited investors. All transfers are subject to approval by the General Partner. As of December 31, 1996, there were 1,235 holders (including holders of half-units) of record of the 1,150 Units.

In accordance with Sections 4.07 and 4.10 of the Partnership Agreement, cash available for distribution for any year will be distributed at least annually to the general and limited partners (the "Partners") of record at the end of each accounting period during such year as follows:

(i) first, through and including the end of the accounting period during which the Partners shall have received cumulative distributions of sales or refinancing proceeds ("Capital Receipts") equal to $60,526,500, 5% to the General Partner and 95% to the limited partners;

(ii) next, through and including the end of the accounting period during which the Partners shall have received cumulative distributions of Capital Receipts equal to $121,053,000, 15% to the General Partner and 85% to the limited partners; and

(iii)  thereafter, 30% to the General Partner and 70% to the limited partners.

Cash available for distribution means, with respect to any fiscal period, the cash revenues of the Partnership from all sources during the fiscal period, other than Capital Receipts, less (i) all cash expenditures of the Partnership during such fiscal period, including, without limitation, repayment of all Partnership indebtedness to the extent required to be paid, but not including expenditures of Capital Receipts, plus fees for management services and administrative expenses and (ii) such reserves as may be determined by the General Partner, in its sole discretion to be necessary to provide for the foreseeable needs of the Partnership.

As of December 31, 1996, the Partnership has distributed a total of $1,463,559 to the General Partner and $30,108,150 to the limited partners ($26,181 per limited partner unit) since inception. In 1996, $2,300,000 ($2,000 per limited partner unit) was distributed to the limited partners from 1996 operations. In 1995 and 1994, no distributions were made to the Partners. Included in the $26,181 of distributions per limited partner unit was $4,000 per limited partner unit distribution from excess refinancing proceeds that was distributed to the partners in 1988.

In addition, in April 1997, the Partnership made a partial return of capital distribution of $1,513,158 to the General Partner and $28,750,000 to the limited partners ($25,000 per limited partner unit) from excess refinancing proceeds.
As of December 5, 1997, the Partnership has also distributed $484,211 to the General Partner and $9,200,000 to the limited partners ($8,000 per limited partner unit) from year-to-date third quarter 1997 operations.

ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data presents historical operating information for the Partnership for each of the five years in the period ended December 31, 1996 presented in accordance with generally accepted accounting principles.

                                                      1996         1995          1994         1993         1992
                                                  ----------   -----------  -----------   ----------   -----------
                                                            (in thousands, except per unit amounts)
Revenues..........................................$   90,300   $    83,043  $    76,087   $   68,780   $    61,738
                                                  ==========   ===========  ===========   ==========   ===========

Net income (loss).................................$   13,454   $     4,988  $    53,409   $    1,863   $    (6,925)
                                                  ==========   ===========  ===========   ==========   ===========
Net income (loss) per limited
  partner unit (1,150 Units)......................$   11,114   $     4,120  $    44,120   $    1,539   $    (5,721)
                                                  ==========   ===========  ===========   ==========   ===========

Total assets......................................$  330,509   $   338,740  $   349,641   $  365,337   $   370,154
                                                  ==========   ===========  ===========   ==========   ===========

Total liabilities.................................$  349,839   $   369,224  $   385,113   $  454,218   $   460,898
                                                  ==========   ===========  ===========   ==========   ===========

Cash distributions per limited
  partner unit (1,150 Units)......................$    2,000   $        --  $        --   $       --   $     3,988
                                                  ==========   ===========  ===========   ==========   ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Partnership to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. The Partnership undertakes no obligation to publicly release the result of any revisions of these forward-looking statements that may be made to reflect any future events or circumstances.

GENERAL

The following discussion and analysis addresses results of operations for the fiscal years ended December 31, 1996, 1995 and 1994. Since 1990, Courtyard by Marriott Limited Partnership ("the Partnership") has owned the 50 hotels (the "Hotels") which, as of December 31, 1996, contain a total of 7,223 guest rooms. During the period from 1994 through 1996, Partnership revenues grew from $76.1 million to $90.3 million, while the Partnership's total hotel sales grew from $161.8 million to $181.6 million. Growth in room sales, and thus hotel sales, is driven primarily by growth in revenue per available room ("REVPAR"). REVPAR is a commonly used indicator of market performance for hotels which represents the combination of daily room rate charged and the average daily occupancy achieved. REVPAR does not include food and beverage or other ancillary revenues generated by the property. During the period from 1994 through 1996, the Hotels' combined average room rate increased by $10 to $76, while the combined average occupancy decreased two percentage points to 79%.

The Partnership's operating costs and expenses are, to a great extent, fixed. Therefore, the Partnership derives substantial operating leverage from increases in revenue offset in part by (i) base and Courtyard management fees under the Management Agreement, which are each 3% of gross hotel sales, and (ii) variable ground lease payments.

RESULTS OF OPERATIONS

1996 Compared to 1995:

Revenues. Revenues increased $7.3 million, or 9%, to $90.3 million in 1996 from $83 million in 1995 as a result of strong growth in REVPAR of 5%. Hotel sales increased $10.8 million, or 6%, to $181.6 million in 1996 also reflecting improvements in REVPAR for the year. The increase in REVPAR was primarily a result of a 7% increase in average room rates and a two percentage point decrease in average occupancy. Results were further enhanced by a one percentage point increase in the house profit margin.

Operating Costs and Expenses. Operating costs and expenses increased $2 million, or 4%, to $54.3 million in 1996 from $52.3 million in 1995, primarily reflecting an increase in management fees associated with rising revenues and operating profit. As a percentage of hotel revenues, operating costs and expenses represented 60% of revenues for 1996 and 63% in 1995.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased $5.2 million to $36 million, or 40% of total revenues, in 1996 from $30.8 million, or 37% of revenues, in 1995.

Interest Expense. Interest expense decreased $3.5 million to $23.5 million due to the impact of lower average interest rates and a decreased level of debt as a result of principal amortization.

Net Income. Net income increased $8.5 million to $13.5 million, or 15% of total revenues, in 1996 from $5 million, or 6% of total revenues, in 1995 due to improved lodging results and the impact of the decrease in interest expense discussed above.

1995 Compared to 1994:

Revenues. Revenues increased $6.9 million, or 9%, to $83 million in 1995 from $76.1 million in 1994 as a result of strong growth in REVPAR of 7%. The increase in REVPAR was primarily a result of a 7% increase in average room rates and a decrease in average occupancy of less than one percentage point.

Operating Costs and Expenses. Operating costs and expenses decreased $.3 million to $52.3 million, or 63% of revenues, in 1995 from $52.6 million, or 69% of revenues, in 1994.

Operating Profit. Operating profit increased $7.2 million, or 31%, to $30.7 million, or 37% of revenues, in 1995 from $23.5 million, or 31% of revenues, in 1994 due to the changes in revenues and operating costs discussed above.

Interest Expense. Interest expense increased $4.5 million to $27 million for 1995 primarily due to higher variable interest rates during 1995 on the mortgage debt of 7.62% versus 5.92% in 1994 which was partially offset by the declining loan balance resulting from required principal amortization.

Income Before Extraordinary Item. Income before extraordinary item increased $3.1 million to $5 million, or 6% of revenues, in 1995, from $1.9 million, or 2% of revenues, in 1994.

Extraordinary Item. The Partnership recognized an extraordinary gain in 1994 of $51.5 million representing the forgiveness of deferred management fees by Marriott International.

Net Income. Net income decreased to $5 million, or 6% of revenues, in 1995, from $53.4 million in 1994 primarily due to the $51.5 million extraordinary gain in 1994, partially offset by improved operating results.

LIQUIDITY AND CAPITAL RESOURCES

Principal Sources and Uses of Cash

Cash provided by operations was $42.7 million in 1996, $34.7 million in 1995 and $33 million in 1994, primarily due to a 19% increase in revenues from 1994 to 1996.

Cash used in investing activities was $9.6 million, $9.4 million and $6.9 million in fiscal years 1996, 1995 and 1994, respectively. The Partnership's cash investing activities consists primarily of contributions to the property improvement fund and capital expenditures for improvements to existing hotels. As part of the debt refinancing, contributions to the property improvement fund will remain at 5% of gross hotel sales through 1998 and can be increased to 6% in 1999 and 2000 and 7% thereafter.

Cash used in financing activities was $31.4 million, $25.1 million and $22.3 million in fiscal years 1996, 1995 and 1994, respectively. The Partnership's cash financing activities primarily consisted of capital distributions to partners, repayments of debt and payment of financing costs, as well as the refinancing of certain debts of the partnership.

Refinancing

In March 1997, the General Partner refinanced all of its outstanding mortgage debt. The total amount of debt increased from $280.8 million to $325 million. The $44.2 million of excess financing proceeds were used to make a $7 million contribution to the property improvement fund, a $30.2 million partial return of capital distribution to the partners and to pay $7 million of refinancing costs. The new non-recourse loan matures in April 2012, requires principal amortization on a 20-year term and carries a fixed interest rate of 7.865%.

Property Improvement Fund

The Operating Agreement/Management Agreement requires annual contributions to a property improvement fund to ensure that the physical condition and product quality of the Hotels are maintained. Contributions to this fund are based on a percentage of annual total hotel sales, currently equal to 5%. The Partnership believes that the 5% contribution requirement is consistent with industry standards and provides a sufficient reserve for the future capital repair and replacement needs of the Hotels. However, in accordance with the Management Agreement, contributions to the property improvement fund may be increased to 6% in 1999 and 2000 and 7% thereafter. The balance in the fund totaled $8.4 million as of December 31, 1996. Total capital expenditures for 1996, 1995 and 1994 were $19.1 million, $10.5 million and $9.1 million, respectively. Of these expenditures for 1996, 1995 and 1994, $19.0 million, $7.9 million and $4.2 million, respectively, were funded from the property improvement fund.

General

The General Partner believes that cash from hotel operations combined with the ability to defer incentive management fees to the Manager and ground rent payments to MII will provide adequate funds in the short term and long term for the operational and capital needs of the Partnership.

Competition

The moderately priced lodging segment continues to be highly competitive. An increase in supply growth began in 1996 with the introduction of a number of new national brands. For 1997, the outlook continues to be positive. Courtyards continue to command a premium share of the market in which they are located in spite of the growth of new chains. It is expected that Courtyard will continue outperforming both national and local competitors. The brand is continuing to carefully monitor the introduction of new mid-priced brands including Wingate Hotels, Hilton Garden Inns, Four Points by Sheraton, Mainstay, Candlewood, Club Hotels and Clarion.

Inflation

The rate of inflation has been relatively low in the past four years. The Manager is generally able to pass through increased costs to customers through higher room rates and prices. In 1996, average rates of Courtyard hotels exceeded inflationary costs, but lagged the increases of direct competitors who have been able to realize higher rates due to climbing occupancies.

Seasonality

Demand, and thus room occupancy, is affected by normally recurring seasonal patterns. For most of the Hotels, demand is higher in the spring and summer months (March through October) than during the remainder of the year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index                                                                       Page
-----                                                                       ----

Courtyard by Marriott Limited Partnership Financial Statements:

      Report of Independent Public Accountants............................   17

      Statement of Operations.............................................   18

      Balance Sheet.......................................................   19

      Statement of Changes in Partners' Capital (Deficit).................   20

      Statement of Cash Flows.............................................   21

      Notes to Financial Statements.......................................   22

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE PARTNERS OF COURTYARD BY MARRIOTT LIMITED PARTNERSHIP:

We have audited the accompanying balance sheet of Courtyard by Marriott Limited Partnership (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and schedule are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Courtyard by Marriott Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed at Item 14(a)(2) are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                             ARTHUR ANDERSEN LLP


Washington, D.C.
April 11, 1997

                            STATEMENT OF OPERATIONS
                   Courtyard By Marriott Limited Partnership
             For the Years Ended December 31, 1996, 1995 and 1994
                    (in thousands, except per Unit amounts)

                                                                       1996            1995            1994
                                                                   ------------    -------------   ------------
REVENUES
     Hotel (Note 3)................................................$     90,300    $      83,043   $      76,087
                                                                   ------------    -------------   -------------
OPERATING COSTS AND EXPENSES
     Depreciation..................................................      19,258           19,753          21,075
     Base and Courtyard management fees............................      10,898           10,248           9,710
     Incentive management fee......................................       9,365            8,615           7,616
     Ground rent...................................................       7,246            7,066           6,948
     Property taxes................................................       5,977            5,381           5,868
     Insurance and other...........................................       1,571            1,228           1,292
                                                                   ------------    -------------   -------------

                                                                         54,315           52,291          52,509
                                                                   ------------    -------------   -------------

OPERATING PROFIT...................................................      35,985           30,752          23,578
     Interest expense..............................................     (23,529)         (27,001)        (22,461)
     Interest income...............................................         998            1,237             799
                                                                   ------------    -------------   -------------

INCOME BEFORE EXTRAORDINARY ITEM...................................      13,454            4,988           1,916

EXTRAORDINARY ITEM
     Gain on forgiveness of deferred management fees...............          --               --          51,493
                                                                   ------------    -------------   -------------

NET INCOME.........................................................$     13,454    $       4,988   $      53,409
                                                                   ============    =============   =============

ALLOCATION OF NET INCOME
     General Partner...............................................$        673    $         250   $       2,671
     Limited Partners..............................................      12,781            4,738          50,738
                                                                   ------------    -------------   -------------

                                                                   $     13,454    $       4,988   $      53,409
                                                                   ============    =============   =============

NET INCOME PER LIMITED PARTNER UNIT (1,150 Units)..................$     11,114    $       4,120   $      44,120
                                                                   ============    =============   =============

  The accompanying notes are an integral part of these financial statements.

                                 BALANCE SHEET
                   Courtyard By Marriott Limited Partnership
                          December 31, 1996 and 1995
                                (in thousands)

                                                                                                     1996           1995
                                                                                                  -----------   ----------
ASSETS
  Property and equipment, net...................................................................$   300,939   $   301,117
  Property improvement fund.....................................................................      8,449        17,940
  Due from Courtyard Management Corporation.....................................................      5,325         4,772
  Deferred financing costs, net of accumulated amortization.....................................      3,087         3,898
  Cash and cash equivalents.....................................................................     12,709        11,013
                                                                                                -----------   -----------

                                                                                                $   330,509   $   338,740
                                                                                                ===========   ===========
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
  Mortgage debt.................................................................................$   288,975   $   317,763
  Management fees due to Courtyard Management Corporation.......................................     25,596        16,231
  Straight-line and deferred ground rent due to affiliates of Marriott International, Inc.......     19,848        20,116
  Debt service guaranty and accrued interest payable to Host Marriott Corporation...............     12,975        12,366
  Accounts payable and accrued liabilities......................................................      2,445         2,748
                                                                                                -----------   -----------

     Total Liabilities..........................................................................    349,839       369,224
                                                                                                -----------   -----------

PARTNERS' CAPITAL (DEFICIT)
  General Partner
     Capital contributions......................................................................     28,218        28,218
     Capital distributions......................................................................     (1,464)       (1,464)
     Cumulative net losses......................................................................    (26,280)      (26,953)
                                                                                                -----------   -----------

                                                                                                        474          (199)
                                                                                                -----------   -----------
  Limited Partners
     Capital contributions, net of offering costs of $12,912....................................    100,845       100,845
     Investor notes receivable..................................................................        (98)          (98)
     Capital distributions......................................................................    (30,108)      (27,808)
     Cumulative net losses......................................................................    (90,443)     (103,224)
                                                                                                -----------   -----------

                                                                                                    (19,804)      (30,285)
                                                                                                -----------   -----------

     Total Partners' Deficit....................................................................    (19,330)      (30,484)
                                                                                                -----------   -----------

                                                                                                $   330,509   $   338,740
                                                                                                ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                             STATEMENT OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)
                    Courtyard by Marriott Limited Partnership
              For the Years Ended December 31, 1996, 1995 and 1994
                                 (in thousands)



                                                     General       Limited
                                                     Partner       Partners         Total
                                                  -----------    -----------    -----------
Balance, December 31, 1993........................$    (3,120)   $   (85,761)   $   (88,881)

     Net income...................................      2,671         50,738         53,409
                                                  -----------    -----------    -----------

Balance, December 31, 1994........................       (449)       (35,023)       (35,472)

     Net income...................................        250          4,738          4,988
                                                  -----------    -----------    -----------

Balance, December 31, 1995........................       (199)       (30,285)       (30,484)

     Capital distributions........................                    (2,300)        (2,300)

     Net income...................................        673         12,781         13,454
                                                  -----------    -----------    -----------

Balance, December 31, 1996........................$       474    $   (19,804)   $   (19,330)
                                                  ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             STATEMENT OF CASH FLOWS
                    Courtyard by Marriott Limited Partnership
              For the Years Ended December 31, 1996, 1995 and 1994
                                 (in thousands)


                                                                                      1996          1995           1994
                                                                                  -----------   -----------   -----------
OPERATING ACTIVITIES
     Net income...................................................................$    13,454   $     4,988   $    53,409
     Extraordinary item...........................................................         --            --        51,493
                                                                                  -----------   -----------   -----------
     Income before extraordinary item.............................................     13,454         4,988         1,916
     Noncash items:
        Depreciation..............................................................     19,258        19,753        21,075
        Deferred incentive management fees........................................      9,365         8,615         7,616
        Amortization of deferred financing costs as interest expense..............      1,126         1,123           773
        Deferred interest on guaranty advances ...................................        609           648           533
        Straight-line and deferred ground rent....................................         --           192           765
     Changes in operating accounts:
        Due from Courtyard Management Corporation.................................       (553)         (355)         (923)
        Straight-line and deferred ground rent due to affiliates of
          Marriott International, Inc.............................................       (268)           --            --
        Accounts payable and accrued liabilities..................................       (303)         (263)        1,370
                                                                                  -----------   -----------   -----------

          Cash provided by operations.............................................     42,688        34,701        33,125
                                                                                  -----------   -----------   -----------

INVESTING ACTIVITIES
     Additions to property and equipment, net.....................................    (19,080)       (7,942)       (4,186)
     Change in property improvement fund..........................................      9,491        (1,467)       (4,360)
     Change in contingency reserve fund...........................................         --            --         1,643
                                                                                  -----------   -----------   -----------

          Cash used in investing activities.......................................     (9,589)       (9,409)       (6,903)
                                                                                  -----------   -----------   -----------

FINANCING ACTIVITIES
     Payment of mortgage debt.....................................................    (28,788)      (25,081)      (27,896)
     Capital distributions........................................................     (2,300)           --            --
     Payment of financing costs...................................................       (315)          (54)       (4,381)
     Change in refinancing escrow account.........................................         --            --        10,013
                                                                                  -----------   -----------   -----------

          Cash used in financing activities.......................................    (31,403)      (25,135)      (22,264)
                                                                                  -----------   -----------   -----------

INCREASE IN CASH AND CASH EQUIVALENTS.............................................      1,696           157         3,958

CASH AND CASH EQUIVALENTS at beginning of year....................................     11,013        10,856         6,898
                                                                                  -----------   -----------   -----------

CASH AND CASH EQUIVALENTS at end of year..........................................$    12,709   $    11,013   $    10,856
                                                                                  ===========   ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for mortgage interest..............................................$    22,122   $    25,493   $    19,735
                                                                                  ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                    Courtyard by Marriott Limited Partnership
                           December 31, 1996 and 1995


NOTE 1.       THE PARTNERSHIP

Description of the Partnership

Courtyard by Marriott Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed to acquire and own 50 Courtyard by Marriott hotels (the "Hotels") and the land on which certain of the Hotels are located. The Partnership's 50 Hotels are located in 16 states in the United States: nine in Georgia; seven in Texas; six in California; five in Virginia; four in Michigan and three or less in each of the other 11 states. On December 29, 1995, Host Marriott Corporation's operations were divided into two separate companies:
Host Marriott Corporation ("Host Marriott") and Host Marriott Services Corporation. The sole general partner of the Partnership, with a 5% interest, is CBM One Corporation (the "General Partner"), a wholly-owned subsidiary of Host Marriott. The Hotels are operated as part of the Courtyard by Marriott hotel system by Courtyard Management Corporation (the "Operator" or "Manager"), a wholly-owned subsidiary of Marriott International, Inc. ("MII").

On August 20, 1986 (the "Closing Date"), 1,150 limited partnership interests (the "Units"), representing a 95% interest in the Partnership, had been sold pursuant to a private placement offering at $100,000 per Unit. The General Partner made capital contributions consisting of $1,211,000 in cash and land on which certain of the Hotels are located valued at $4,842,000 for its 5% general partner interest.

On the Closing Date, the Partnership executed a purchase agreement (the "Purchase Agreement") with Host Marriott to acquire the Hotels and the land on which certain of the Hotels are located for a total fixed price of $448,184,000. Of the total purchase price, $374,656,000 was paid in cash from the proceeds of the mortgage financing and the initial installment on the sale of the Units with the remaining $73,528,000 evidenced by a note payable to Host Marriott. Twenty-eight of the Hotels were conveyed to the Partnership in 1986, twenty-one Hotels in 1987 and the final Hotel in January 1988.

Partnership Allocations and Distributions

Partnership allocations and distributions are generally made as follows:

a. Cash available for distribution will be distributed (i) first, 5% to the General Partner and 95% to the limited partners until the General Partner and limited partners (collectively, the "Partners") have received cumulative distributions of sale or refinancing proceeds ("Capital Receipts") equal to $60,526,500; (ii) next, 15% to the General Partner and 85% to the limited partners until the Partners have received cumulative distributions of Capital Receipts equal to $121,053,000; and (iii) thereafter, 30% to the General Partner and 70% to the limited partners.

b. Capital Receipts, other than from the sale or other disposition of substantially all of the assets of the Partnership, not retained by the Partnership will be distributed (i) first, 5% to the General Partner and 95% to the limited partners until the Partners have received cumulative distributions of Capital Receipts equal to $121,053,000 and (ii) thereafter, 30% to the General Partner and 70% to the limited partners.

c. Proceeds from the sale of substantially all of the assets of the Partnership or from a related series of Hotel sales leading to the sale of substantially all of the assets of the Partnership will be distributed to the Partners pro-rata in accordance with their capital account balances.

d. Net profits are generally allocated in the same ratio in which cash available for distribution is distributed. Net losses are generally allocated to the General Partner. To the extent the General Partner makes debt service advances to the Partnership and other loans as outlined in the partnership agreement, the General Partner will be allocated net losses equal to the amounts advanced.

e. In general, gain recognized by the Partnership will be allocated, with respect to any year, in the following order of priority: (i) to all Partners whose capital accounts have negative balances until such negative balances are brought to zero; (ii) to all Partners up to the amount necessary to bring their respective capital account balances to an amount equal to their invested capital, as defined; and (iii) thereafter, 30% to the General Partner and 70% to the limited partners.

     Gain arising from the sale or other disposition (or from a related series of sales or dispositions) of substantially all of the assets of the Partnership will be allocated (i) to the limited partners in an amount equal to the excess, if any, of (1) the sum of 15% times the weighted average of the limited partners' invested capital each year, over (2) the sum of distributions to the limited partners of Capital Receipts and cash available for distribution each year; and (ii) next, to the General Partner until it has been allocated an amount equal to 30/70 times the amount allocated to the limited partners under clause (i); and (iii) thereafter, 30% to the General Partner and 70% to the limited partners.

f. For financial reporting purposes, profits and losses are allocated among the Partners based on their stated interests in cash available for distribution.

NOTE 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Partnership records are maintained on the accrual basis of accounting and its fiscal year coincides with the calendar year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenues and Expenses

Hotel revenues represent house profit of the Partnership's Hotels since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the Hotels to the Operator. House profit reflects Hotel operating results which flow to the Partnership as property owner and represents Hotel sales less property-level expenses, excluding depreciation, Courtyard, base and incentive management fees, real and personal property taxes, ground and equipment rent, insurance and certain other costs, which are disclosed separately in the statement of operations.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

                  Building and improvements               40 years
                  Leasehold improvements                  40 years
                  Furniture and equipment               4-10 years

All property and equipment is pledged to secure the mortgage debt described in
Note 6 and Note 9.

The Partnership assesses impairment of its real estate properties based on whether estimated undiscounted future cash flows from such properties will be less than their net book value. If a property is impaired, its basis is adjusted to fair market value.

Deferred Financing Costs

Deferred financing costs represent the costs incurred in connection with obtaining the mortgage debt (see Note 6 and Note 9) and are amortized, using the straight-line method, over the term of the loan including available extensions. During 1996, the Partnership paid $315,000 in financing costs related to refinancing the Partnership's mortgage debt as discussed in Note 9.

Refinancing costs as of December 31, 1996 and 1995 were $6,107,000 and $5,792,000, respectively. Accumulated amortization of financing costs as of December 31, 1996 and 1995 totalled $3,019,000 and $1,893,000, respectively.

Ground Rent

The land leases with affiliates of MII (see Note 7) include scheduled increases in minimum rents per property. These scheduled rent increases, which are included in minimum lease payments, are being recognized by the Partnership on a straight-line basis over the 95 year term of the leases. The adjustment included in ground rent expense to reflect minimum lease payments on a straight-line basis was ($232,000) for 1996, $166,000 for 1995 and $765,000 for 1994.

Income Taxes

Provision for Federal and state income taxes has not been made in the accompanying financial statements since the Partnership does not pay income taxes, but rather, allocates its profits and losses to the individual Partners. Significant differences exist between the net income for financial reporting purposes and the net income as reported in the Partnership's tax return. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods, shorter depreciable lives for the assets, differences in the timing of recognition of certain fees and straight-line rent adjustments. As a result of these differences, the excess of the tax basis in net Partnership liabilities over the net Partnership liabilities reported in the accompanying financial statements is $20,483,000 and $29,190,000 as of December 31, 1996 and 1995, respectively.

New Statement of Financial Accounting Standards

In the first quarter of 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Adoption of SFAS No. 121 did not have an effect on its financial statements.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Reclassifications

Certain reclassifications were made to prior year financial statements to conform to the 1996 presentation.

NOTE 3.       HOTEL REVENUES

Hotel revenues consist of Hotel operating results for the three years ended December 31 as follows (in thousands):


                                                   1996          1995           1994
                                                -----------   -----------   -----------
HOTEL SALES
    Rooms.......................................$   162,126   $   151,571   $   141,894
    Food and beverage...........................     12,975        12,787        13,313
    Other.......................................      6,538         6,441         6,633
                                                -----------   -----------   -----------
                                                    181,639       170,799       161,840
                                                -----------   -----------   -----------
HOTEL EXPENSES
    Departmental direct costs
        Rooms...................................     36,059        34,244        31,975
        Food and beverage.......................     11,165        10,726        10,785
    Other hotel operating expenses..............     44,115        42,786        42,993
                                                -----------   -----------   -----------
                                                     91,339        87,756        85,753
                                                -----------   -----------   -----------

HOTEL REVENUES..................................$    90,300   $    83,043   $    76,087
                                                ===========   ===========   ===========

NOTE 4.       PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (in thousands):


                                                       1996           1995
                                                    -----------   -----------
Land and improvements...............................$    30,797   $    30,797
Leasehold improvements..............................    199,595       195,320
Building and improvements...........................    133,728       130,481
Furniture and equipment.............................    144,869       133,311
                                                    -----------   -----------
                                                        508,989       489,909
Less accumulated depreciation.......................   (208,050)     (188,792)
                                                    -----------   -----------

                                                    $   300,939   $   301,117
                                                    ===========   ===========

NOTE 5.       ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments are shown below. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts:


                                                              As of December 31, 1996         As of December 31, 1995
                                                           ----------------------------    ---------------------------
                                                                             Estimated                       Estimated
                                                             Carrying           Fair          Carrying          Fair
                                                              Amount            Value          Amount           Value
                                                           -------------    -----------    -------------    ----------
                                                                  (in thousands)                  (in thousands)
Mortgage debt..............................................$    288,975    $    288,975    $     317,763   $    317,763
Management fees due to Courtyard
    Management Corporation.................................$     25,596    $      7,777    $      16,231   $      7,497
Debt service guaranty and accrued interest payable
    to Host Marriott Corporation...........................$     12,975    $      9,918    $      12,366   $        ---

The estimated fair value of mortgage debt obligations is based on the expected future debt service payments discounted at estimated market rates, adjusted for the presence of the debt service guaranties. Management fees due to Courtyard Management Corporation and debt service guaranty payable to Host Marriott Corporation including accrued interest are valued based on the expected future payments from operating cash flow discounted at risk adjusted rates.

NOTE 6.       DEBT

The 49 Hotels Loan and the Windsor Loan as discussed below were refinanced on March 21, 1997 and the lenders were repaid in full (see Note 9).

49 Hotels Loan

On June 15, 1988, the Partnership restructured the 49 hotels loan (the "Original 49 Hotels Loan") of $373,149,000 with a group of banks (the "Lenders"). The Original 49 Hotels Loan matured on June 15, 1993 with the entire $373,149,000 balance due. The Partnership did not have sufficient cash to repay the Original 49 Hotels Loan at maturity and defaulted on the loan. On December 15, 1993, the Partnership entered into a forbearance agreement whereby the Lenders agreed not to exercise their rights and remedies for nonpayment of the Original 49 Hotels Loan. In exchange, the Partnership and the Lenders agreed that the Original 49 Hotels Loan would bear interest at LIBOR plus 1.5 percentage points from June 15, 1993 through April 17, 1994. In connection with the restructuring of the loan, the Partnership repaid $20 million of principal leaving a balance of $353,149,000.

On April 18, 1994, the Partnership entered into a restated loan agreement (the "49 Hotels Loan") with the Lenders for the 49 Hotels. The 49 Hotels Loan bore interest at floating rates at the Partnership's option equal to the following:


                    Time Period                                                         Interest Rate
      --------------------------------------              ----------------------------------------------------------------------
      Closing through June 15, 1996                       (1) LIBOR plus 1.5 percentage points or the higher of (2) .5 percentage points plus (a) prime, or (b) .5 percentage points plus (i)
                                                          the three week average 3-month CD rate or (ii) the federal funds rate
      June 16, 1996 through June 15, 1997                 (1) LIBOR plus 1.75 percentage points or the higher of (2) .75 percentage points plus (a) prime, or (b) .5 percentage points plus (i)
                                                          the three week average 3-month CD rate or (ii) the federal funds rate

The 49 Hotels Loan required minimum annual principal payments of $7,000,000. Additionally, while the loan balance was above $300,000,000, 100% of Available Cash Flow (equal to operating profit, as defined, less the sum of (1) interest expense, (2) the $7,000,000 annual principal payment, (3) partnership administrative expenses of up to $250,000, as adjusted annually for the consumer price index, and (4) ground rent payments to MII) was used to pay additional principal on the 49 Hotels Loan. While the loan balance was between $250,000,000 and $299,999,999, 80% of Available Cash Flow was used to pay additional principal on the 49 Hotels Loan and once the loan balance was less than $250,000,000, 75% of Available Cash Flow would have been used to pay additional principal on the loan.

For 1996 and 1995, the Partnership paid $28,416,000 and $24,584,000, respectively, in principal payments on the 49 Hotels Loan leaving a balance of $282,686,000 at December 31, 1996. The weighted average interest rate on the 49 Hotels Loan was 7.08% in 1996, 7.62% in 1995 and 5.92% in 1994. The interest rate on the 49 Hotels Loan was 7.25% at December 31, 1996. The 49 Hotels Loan would have matured on June 15, 1997; however, the term could have been extended for two one-year periods if certain operating profit levels, as defined, were met.

As security for the 49 Hotels Loan, the Lenders had a mortgage on the Partnership's fee or leasehold interest in each of the Hotels, except the Windsor, Connecticut Hotel. In addition, all of the Lenders had a security interest in certain personal property associated with each Hotel and granted a security interest in the Partnership's rights under the operating agreement (see
Note 8) and Purchase Agreement. Thirty of the 49 hotels covered by the 49 Hotels Loan lease land (see Note 7) from affiliates of MII. These affiliates agreed to subject their ownership interests as well as subordinate their receipt of ground rent to the payment of debt service on the 49 Hotels Loan. Deferred ground rent payable to affiliates of MII bore interest at two percentage points under the base rate announced by Citibank, N.A. Deferred ground rent and related accrued interest could not be repaid until the 49 Hotels Loan balance was less than $300,000,000. There was no deferred ground rent related to the 49 Hotels Loan during 1996 and 1995.

Windsor Hotel Loan

On February 9, 1988, the Partnership entered into a loan agreement to provide non-recourse mortgage debt of $8,274,000 (the "Windsor Loan") to pay approximately 80% of the purchase price of the Windsor, Connecticut Hotel (the "Windsor Hotel"). The Windsor Loan bore interest at a floating rate equal to the adjusted CD rate or LIBOR plus 2.0 percentage points. The Windsor Loan matured on August 15, 1996 with the remaining principal balance of $6,289,000 plus accrued interest due at that time. In exchange for Host Marriott providing a guaranty of repayment of the loan at maturity, the lender agreed to extend the Windsor Loan maturity to March 31, 1997. The Partnership agreed to continue to pay interest on the Windsor Loan at LIBOR plus 200 basis points until the earlier of repayment or March 31, 1997. No principal amortization on the Windsor Loan was required until maturity. The weighted average interest rate on the Windsor Loan was 7.46%, 8.23% and 6.44% for 1996, 1995 and 1994, respectively. The interest rate on the Windsor Loan was 7.50% on December 31, 1996 and 7.94% on December 31, 1995.

As security for the Windsor Loan, the bank had a mortgage on the Partnership's leasehold interest in the Windsor Hotel. Additionally, the bank had a security interest in the Partnership's interest in the personal property associated with the Windsor Hotel and a security interest in the Partnership's rights under the operating agreement and Purchase Agreement.

The Windsor Hotel land is also leased from an affiliate of MII, which agreed to subject their ownership interest as well as their receipt of ground rent to the payment of debt service on the Windsor Loan. Deferred ground rent payable to the affiliate of MII bore interest at two percentage points under the base rate announced by Citibank, N.A. Deferred ground rent and accrued interest related to the Windsor Loan was repaid with available funds from the Windsor Hotel after payment of debt service. The deferred ground rent as of December 31, 1995 in the amount of $36,000 was paid in 1996. As of December 31, 1996, there was no deferred ground rent related to the Windsor Hotel.

49 Hotels Loan Guaranties

Host Marriott provided additional security to the Lenders in the form of a debt guaranty (the "Debt Service Guaranty") of aggregate interest and principal of up to $40 million. Host Marriott's performance under the Debt Service Guaranty was backed by a $40 million guaranty of aggregate principal and interest from MII (the "Backup Guaranty"). Payments by Host Marriott under the Debt Service Guaranty or MII under the Backup Guaranty would have been treated as advances to the Partnership and bore interest at the base rate announced by The First National Bank of Chicago. The Debt Service Guaranty replaced the original guarantee of $37.3 million under the Original 49 Hotels Loan. No amounts have been advanced under the Debt Service Guaranty or the Backup Guaranty covering the 49 Hotels Loan. As of December 31, 1996 and 1995, $7,341,000 had been advanced by the General Partner under the Original 49 Hotels Loan guaranty. The weighted average interest rate on the Original 49 Hotel Loan guaranty advances was 8.3%, 8.8% and 7.15% for 1996, 1995 and 1994, respectively. The interest rate at December 31, 1996 was 8.25% and 8.5% at December 31, 1995. Accrued interest on the guaranty advance as of December 31, 1996 and 1995, was $5,634,000 and $5,025,000, respectively.

MII provided two additional guaranties to the Lenders: the debt and tenant change guaranty (the "Debt and Tenant Change Guaranty") and the Marriott International Guaranty (the "MII Guaranty").

The Debt and Tenant Change Guaranty provided that in the event of nonpayment of principal and interest when due or upon loan maturity, MII would have advanced amounts, in addition to amounts advanced under the Backup Guaranty for principal and interest not to exceed the following:

         From closing through June 15, 1997                    $10.0 million
         From June 16, 1997 through June 15, 1998              $12.5 million
         Thereafter                                            $15.0 million

Additionally, the Debt and Tenant Change Guaranty provided that if the Operator ceases to be a wholly-owned subsidiary of MII, then MII would have advanced $15 million (the "Tenant Change Payment") for principal and interest on the 49 Hotels Loan. However, if MII would have paid $15 million to the Lenders prior to the occurrence of a tenant change, then MII would have no further obligation to fund the Tenant Change Payment.

The MII Guaranty provided that in the event of nonpayment of principal and interest when due or upon loan maturity, MII had the option of (1) remaining the Operator of the 49 Hotels by advancing amounts to the Lenders for principal and interest equal to the lesser of (i) $40 million minus amounts advanced under the Debt and Tenant Change Guaranty or (ii) the amount necessary to reduce the outstanding principal balance on the 49 Hotels Loan to $180 million or (2) conveying its rights, title and interest in the 49 Hotels operating agreement to the Lenders.

In the event of nonpayment of principal and interest when due or upon maturity, for Courtyard Management Corporation to remain as the Operator of the 49 Hotels, MII could have been required to advance as much as $80 million ($40 million pursuant to the Backup Guaranty if Host Marriott failed to perform under the Debt Service Guaranty and, at its option, $40 million, collectively, under the MII Guaranty and the Debt and Tenant Change Guaranty). However, in the event that MII conveyed its rights, title and interest in the 49 Hotels operating agreement to the Lenders, the maximum amount that MII would have been required to advance to the Lenders would have been $55 million ($40 million under the Backup Guaranty if Host Marriott failed to perform under the Debt Service Guaranty and $15 million under the Debt and Tenant Change Guaranty). Payments by MII under the Debt and Tenant Change Guaranty and the MII Guaranty, respectively, would have been treated as advances to the Partnership and bore interest at the base rate announced by The First National Bank of Chicago. No amounts were advanced pursuant to the Debt and Tenant Change Guaranty and the MII Guaranty.

Windsor Loan Guaranty

Host Marriott directly or through the General Partner provided additional security to the Windsor Loan lenders in the form of a debt service guaranty of aggregate interest and principal on the Windsor Loan of up to $706,000. Payments by Host Marriott or the General Partner under the debt service guaranty were treated as advances to the Partnership and bore interest at the base rate announced by The First National Bank of Chicago. No amounts were advanced under the Windsor Loan guaranty. However, in exchange for Host Marriott providing a guaranty of repayment of the loan at maturity, the lender agreed to extend the Windsor Loan maturity to March 31, 1997.

Upon the refinancing of the Partnership's debt, Host Marriott and MII were released from these guaranties as discussed in Note 9.

NOTE 7.        LAND LEASES

The land on which 31 of the Hotels are located is leased from affiliates of MII. In addition, two of the Hotels are located on land leased from third parties. The ground leases have remaining terms (including all renewal options) expiring between the years 2058 and 2081. The MII ground leases and one of the third party ground leases provide for rent based on specific percentages (from 2% to 9.75%) of certain sales categories, subject to minimum amounts. The minimum rentals are adjusted at various anniversary dates throughout the lease terms, as defined in the agreements.

Minimum future rental payments during the term of the ground leases are as follows (in thousands):


                                   Lease                       Ground
                                   Year                        Leases
                                 ---------                  -----------
                                   1997                     $     7,068
                                   1998                           7,068
                                   1999                           7,068
                                   2000                           7,140
                                   2001                           7,140
                                Thereafter                      546,703
                                                            -----------
                                                            $   582,187
                                                            ===========

Total ground rent expense was $7,478,000 in 1996, $7,569,000 in 1995, and $7,675,000 in 1994.

NOTE 8.       MANAGEMENT AGREEMENT/OPERATING AGREEMENT

In connection with the debt refinancing, the Operating Agreements, as defined below, were terminated as of January 3, 1997. A new management agreement (the "Management Agreement") was executed as of January 4, 1997 for the management of the 50 Partnership Hotels.

On the Closing Date, the Partnership entered into a long-term management agreement (the "Original Management Agreement") with Courtyard Management Corporation to operate the Hotels as part of the Courtyard by Marriott hotel system. Effective January 1, 1994, in connection with the 49 Hotels Loan agreement, the Original Management Agreement was converted into two long-term operating agreements (the "Operating Agreement(s)") with the Operator, one for the 49 Hotels and one for the Windsor Hotel. The Operating Agreements had initial terms expiring on December 31, 2007 for a majority of the Hotels. The Operator could renew the term, for one or more of the Hotels, at its option, for up to five successive terms of 10 years each.

Effective July 1, 1989, the Original Management Agreement was amended to defer the Courtyard management fee and base management fee to the extent that cash flow provided to the Partnership was less than $2,945,000 for 1989 and $6,973,000 per year in 1990 through 1993 (the "Partnership Objective"). The Partnership Objective provided a 3% per annum return on Partners' invested capital, as defined, for 1989 and 6% per annum from 1990 through 1993. In order to meet the Partnership Objective, the Courtyard management fee was first subject to deferral followed by the base management fee. As of December 31, 1993, the balance of deferred incentive, Courtyard and base management fees totalled $51.5 million. During 1994, these fees were extinguished pursuant to the 49 Hotels Loan and the forgiveness of these fees is recorded as an extraordinary item in the statement of operations.

The 49 Hotels Operating Agreement provided for annual payments to the Partnership equal to 85% of operating profit, as defined (75% of operating profit after the Partners have received cumulative distributions of loan proceeds equal to $60,526,500). However, until the 49 Hotels Loan balance was below $300 million, 100% of Available Cash Flow from the 49 Hotels would have been paid by the Operator to the Partnership. The additional payment to the Partnership of 15% or 25% of operating profit accrued as deferred incentive management fees. As of December 31, 1996 and 1995, $25,076,000 and $15,899,000,
respectively, of incentive management fees related to the 49 Hotels were deferred. Once the 49 Hotels Loan balance was between $250,000,000 and $299,999,999, the incentive management fee was payable out of 20% of Available Cash Flow after the payment of the following: (i) deferred MII ground rent; (ii) interest and principal on advances under the Backup Guaranty; (iii) interest and principal on advances under the Debt Service Guaranty; (iv) interest and principal under the Debt and Tenant Change Guaranty and the MII Guaranty; and
(v) a priority return to the Partnership equal to 10% of cumulative capital less sales proceeds and loan proceeds, as defined. Additionally, once the 49 Hotels Loan balance was below $250,000,000, the incentive management fee was payable out of 25% of Available Cash Flow after the payment of items (i) through (v) above.

The Windsor Hotel Operating Agreement also provided for annual payments to the Partnership equal to 85% of operating profit, as defined, for the Windsor Hotel (75% of operating profit after the Partners have received cumulative distributions of loan proceeds equal to $60,526,500). However, if 85% or 75% of operating profit from the Windsor Hotel was insufficient to cover debt service on the Windsor Hotel, then the 15% or 25% of operating profit, as defined, was paid to the Partnership. This additional payment to the Partnership of 15% or 25% of operating profit, as defined, accrued as deferred incentive management fees. As of December 31, 1996 and 1995, $520,000 and $332,000, respectively, of incentive management fees related to the Windsor Hotel were deferred.

The Operating Agreements provided for annual payments to the Operator of (i) the base management fee equal to 3% of gross sales from the Hotels, (ii) the Courtyard management fee equal to 3% of gross sales from the Hotels, and (iii) the incentive management fee equal to 15% of operating profit, as defined, (25% of operating profit after the Partners have received distributions of aggregate refinancing proceeds equal to $60,526,500).

The Operator was required to furnish certain services ("Chain Services") which are furnished generally on a central or regional basis to all managed, owned or leased hotels in the Courtyard by Marriott hotel system. Effective January 1, 1994, the Operating Agreements provided that charges for certain Chain Services cannot exceed 5% of gross Hotel sales. The Operator will be responsible for any Chain Services in excess of the 5% of gross Hotel sales limit from its own funds. Chain Services charges for 1996, 1995 and 1994 did not exceed the limitation. The total amount of Chain Services was $6,540,000 in 1996, $6,412,000 in 1995 and $6,265,000 in 1994.

The Partnership is required to provide the Operator with working capital and fixed asset supplies to meet the operating needs of the Hotels. Upon termination of the Operating Agreements, the working capital and supplies will be returned to the Partnership. Of the $3,213,000 originally advanced to the Operator for working capital, $2,000,000 of excess working capital was returned to the Partnership in 1988, leaving a balance of $1,213,000 as of December 31, 1996 and 1995.

The Operating Agreements provided for a property improvement fund to be maintained to ensure that the physical condition and product quality of the Hotels are maintained. Contributions to the property improvement fund were 5% of gross Hotel sales through 1996. Beginning in 1997 contributions to the property improvement fund could have been increased to 6% of gross Hotel sales if certain operating profit levels were met. For the years ended December 31, 1996, 1995 and 1994, the Partnership contributed $9,082,000, $8,540,000 and $8,092,000, respectively, to the property improvement fund.

NOTE 9.       SUBSEQUENT EVENT

Mortgage Debt

On March 21, 1997 (the "Refinancing Date") both the 49 Hotels Loan and the Windsor Loan were refinanced. The total amount of the debt was increased from $280.8 million to $325.0 million. The $44.2 million of excess refinancing proceeds were used to: (i) make a $7 million contribution to the property improvement fund to cover anticipated shortfalls; (ii) pay approximately $7 million of refinancing costs; and (iii) make a $30.2 million partial return of capital distribution to the

Partners. The new loan continues to be non-recourse and requires monthly payments of interest at a fixed rate of 7.865% and principal based on a 20 year amortization schedule. The loan has a scheduled maturity in April 2012; however, the loan maturity can be extended for an additional five years. During the extended loan term, the loan bears interest at an adjusted rate, as defined, and all cash flow from Partnership operations is used to amortize the principal balance of the loan.

Debt maturities under the refinanced loan are as follows (in thousands):

                            1997          $  4,593
                            1998             7,356
                            1999             7,955
                            2000             8,604
                            2001             9,306
                            Thereafter     287,186
                                          --------
                                          $325,000
                                          ========

The refinanced mortgage loan is secured by first mortgages on all of the Hotels, related personal property, and the land on which they are located or an assignment of the Partnership's interest under the land leases. All obligations under the debt guaranties (see Note 6) expired with the repayment of the 49 Hotels Loan and the Windsor Loan. No new guaranties have been provided by Host Marriott or MII.

The lender is currently working on the securitization of the mortgage debt through the issuance and sale of commercial mortgage-backed securities.

Management Agreement

As part of the refinancing, the two Operating Agreements (see Note 8) were converted into a single management agreement (the "Management Agreement") effective January 4, 1997. The initial term of the Management Agreement expires at the end of 2017. The Manager can extend the Management Agreement for up to four successive periods of ten years. Under the Management Agreement, the Manager has agreed to subordinate a portion of the Courtyard system fee equal to 1% of gross Hotel sales to debt service on the mortgage loan. In addition, in exchange for payment of $4.2 million of deferred incentive management fees at closing, the Manager agreed to forgive approximately $15 million of deferred fees leaving a $6.5 million balance of accrued incentive management fees. The $15 million of forgiven fees will be recognized as extraordinary income in the first quarter of 1997. Incentive management fees are equal to 15% of operating profit. Deferred and current year incentive management fees will be payable from 50% of available cash after the payment of: (i) debt service; (ii) deferred Courtyard system fees, if any; (iii) deferred MII ground rent, if any; and (iv) a priority return to the Partnership equal to 10% of cumulative capital less sale and refinancing proceeds. In addition, incentive management fees paid are capped at 15% of operating profit and no longer increase to 25% of operating profit once cumulative distributions of refinancing proceeds equal $60.5 million. Deferred management fees are not payable to the Manager from sale or refinancing proceeds. Future unpaid incentive management fees will not accrue.

In addition, contributions to the property improvement fund will remain at 5% of gross Hotel sales through 1998. However, contributions can be increased to 6% of gross Hotel sales for 1999 and 2000 and 7% thereafter.

Land Leases

Additionally, affiliates of MII, as the land lessors, agreed to continue to subordinate their ownership interest as well as receipt of ground rent to debt service on the mortgage loan.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no directors or officers. The business and policy making functions of the Partnership are carried out through the directors and executive officers of CBM One Corporation, the General Partner, who are listed below:

                                                                Age at
            Name                    Current Position       December 31, 1996
 -----------------------    ----------------------------   -----------------
 Bruce F. Stemerman         President and Director                 41
 Christopher G. Townsend    Vice President and Director            49
 Earla L. Stowe             Vice President and
                               Chief Accounting Officer            35
 Anna Mary Coburn           Secretary                              41
 Bruce Wardinski            Treasurer                              36

Business Experience

Bruce F. Stemerman joined Host Marriott in 1989 as Director--Partnership Services. He became Vice President--Lodging Partnerships in 1994 and became Senior Vice President--Asset Management in 1996. Prior to joining Host Marriott, Mr. Stemerman spent ten years with Price Waterhouse. He also serves as a director and an officer of numerous Host Marriott subsidiaries.

Christopher G. Townsend joined Host Marriott's Law Department in 1982 as a Senior Attorney. In 1984 he was made Assistant Secretary of Host Marriott. In 1986 he was made an Assistant General Counsel. He was made Senior Vice President, Corporate Secretary and Deputy General Counsel of Host Marriott in 1993. In January 1997, he was made General Counsel of Host Marriott. He also serves as a director and an officer of numerous Host Marriott subsidiaries.

Earla L. Stowe was appointed to Vice President and Chief Accounting Officer of CBM One Corporation on October 8, 1996. Ms. Stowe joined Host Marriott Corporation in 1982 and held various positions in the tax department until 1988. She joined the Partnership Services department as an accountant in 1988 and in 1989 she became an Assistant Manager--Partnership Services. She was promoted to Manager--Partnership Services in 1991 and to Director--Asset Management in 1996.

Anna Mary Coburn joined Host Marriott as an Attorney in 1988, became Assistant General Counsel in 1993, and was elected Corporate Secretary and Associate General Counsel in 1997. Prior to joining Host Marriott, Ms. Coburn was an Attorney for the law firm of Shawe & Rosenthal and was a law clerk for the United States Court of Appeals for the Fourth Circuit. Ms. Coburn resigned from this position in January 1998. Christopher G. Townsend will assume her responsibilities.

Bruce Wardinski joined Host Marriott in 1987 as a Senior Financial Analyst of Financial Planning & Analysis and was named Manager in June 1988. He was appointed Director, Financial Planning & Analysis in 1989, Director of Project Finance in January 1990, Senior Director of Project Finance in June 1993, Vice President--Project Finance in June 1994, and Senior Vice President of International Development in October 1995. In June 1996, Mr. Wardinski was named Senior Vice President and Treasurer of Host Marriott. Prior to joining Host Marriott, Mr. Wardinski was with the public accounting firm Price Waterhouse.

ITEM 11.  MANAGEMENT REMUNERATION AND TRANSACTIONS

As noted in Item 10 above, the Partnership has no directors or officers nor does it have any employees. Under the Partnership Agreement, however, the General Partner has the exclusive right to conduct the business and affairs of the Partnership subject only to the management agreements described in Items 1 and
13. The General Partner is required to devote to the Partnership such time as may be necessary for the proper performance of its duties, but the officers and directors of the General Partner are not required to devote their full time to the performance of such duties. No officer or director of the General Partner devotes a significant percentage of time to Partnership matters. To the extent that any officer or director does devote time to the Partnership, the General Partner is entitled to reimbursement for the cost of providing such services. For the fiscal years ending December 31, 1996, 1995 and 1994, the Partnership reimbursed the General Partner in the amount of $154,000, $129,000 and $163,000, respectively, for the cost of providing all administrative and other services as General Partner. For information regarding all payments made by the Partnership to Host Marriott and subsidiaries, see Item 13 "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

As of December 31, 1996, no person owned of record, or to the Partnership's knowledge owned beneficially, more than 5% of the total number of limited partnership Units. The General Partner owns a total of 15 Units representing a 1.3% limited partnership interest in the Partnership.

As of December 31, 1996, an officer and director of the General Partner and Host Marriott owned a quarter unit; an officer of Host Marriott owned a quarter unit; and two officers of MII owned one unit each.

The Partnership is not aware of any arrangements which may, at a subsequent date, result in a change in control of the Partnership other than the consolidation described in Item 1.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Operating Agreement/Management Agreement

In connection with the debt refinancing, the 49 Hotels Operating Agreement and the Windsor Hotel Operating Agreement in effect from January 1, 1994 to January 3, 1997 were terminated. A new Management Agreement was executed as of January 4, 1997 for the management of the 50 Partnership Hotels. The following primarily discusses the new Management Agreement.

Term

The Management Agreement has an initial term expiring December 31, 2017 and can be renewed for four successive ten year periods as to one or more of the Hotels. The Partnership may terminate the Management Agreement if, during any three consecutive years, the average operating profit, as defined, does not exceed $40,198,000 plus 8% of the sum of owner funded capital expenditures.

Management Fees

The Management Agreement provides for annual payments of (i) the base management fee equal to 3% of gross Hotel sales, (ii) the Courtyard management fee equal to 3% of gross Hotel sales, and (iii) the incentive management fee equal to 15% of operating profit, as defined. A portion of the Courtyard management fee equal to 1% of gross Hotel sales is subordinate to debt service on the mortgage loan.

Deferral Provisions

At December 31, 1996, the Partnership had $25.6 million of accrued incentive management fees. As part of the new refinancing, the Partnership agreed to pay $4.2 million of deferred incentive management fees and the Manager agreed to forgive $14.9 million of these fees at the new mortgage closing on March 21, 1997. This left a remaining balance of $6.5 million of accrued incentive management fees as of March 21, 1997.

Under the new Management Agreement, base and Courtyard management fees no longer accrue if not paid. In addition, incentive management fees are capped at 15% of operating profit and no longer increase to 25% of operating profit once cumulative distributions of refinancing proceeds equal $60.5 million. Deferred and current year incentive management fees are payable from 50% of available cash after the payment of: (i) debt service; (ii) deferred Courtyard management fees; if any; (iii) deferred MII ground rent, if any; and (iv) a priority return to the Partnership equal to 10% of cumulative capital less sale and refinancing proceeds. Deferred management fees are not payable to the Manager from sale or refinancing proceeds. Future unpaid incentive management fees will not accrue.

Chain Services

The Manager is required to furnish certain services ("Chain Services") which are furnished generally on a central or regional basis to all hotels managed, owned or leased in the Courtyard by Marriott hotel system. The total amount of Chain Services allocated to the Partnership was $6,540,000 in 1996, $6,412,000 in 1995 and $6,265,000 in 1994.

Working Capital

The Partnership is required to provide the Manager with working capital and fixed asset supplies to meet the operating needs of the Hotels. Upon termination of the Management Agreement, the working capital and supplies will be returned to the Partnership. As of December 31, 1996, the Partnership has advanced the Manager $1,213,000 in working capital.

Property Improvement Funds

The Management Agreement provides for the establishment of a repairs and equipment reserve (property improvement fund) for the Hotels. The funding of this reserve is based on a percentage of gross Hotel sales. The contribution to the property improvement fund is at 5% of gross Hotel sales through 1998 and may be increased, at the option of the Manager, to 6% of gross Hotel sales in 1999 and 2000 and 7% thereafter.

Payments to MII and Subsidiaries

The following table sets forth the amount paid to MII and affiliates under both the Operating Agreement and the ground lease agreements for the years ended December 31, 1996, 1995 and 1994 (in thousands). The table also sets forth accrued but unpaid incentive management fees:

                                                    1996     1995     1994
                                                    ----     ----     ----
Ground rent.....................................  $ 6,966  $ 6,402  $ 5,712
Chain services allocation.......................    6,540    6,412    6,265
Base management fee.............................    5,449    5,124    4,855
Courtyard management fee........................    5,449    5,124    4,855
                                                  -------  -------  -------
                                                  $24,404  $23,062  $21,687
                                                  =======  =======  =======
Accrued but unpaid fees:
Incentive management fee........................  $ 9,365  $ 8,615  $ 7,616
                                                  =======  =======  =======

Payments to Host Marriott and Subsidiaries

The following sets forth amounts paid by the Partnership to Host Marriott and its subsidiaries for the years ended December 31, 1996, 1995 and 1994 (in thousands):

                                                     1996     1995      1994
                                                     ----     ----      ----
Administrative expenses reimbursed.................  $154     $129      $163
Cash distributions.................................    30       --        --
                                                     ----     ----      ----
                                                     $184     $129      $163
                                                     ====     ====      ====

Mortgage Debt Guarantees

Upon the refinancing of the Partnership debt on March 21, 1997, Host Marriott and MII were released from the following guaranties.

49 Hotels Loan Guaranties

Host Marriott provided additional security to the Lenders in the form of a debt guaranty (the "Debt Service Guaranty") of aggregate interest and principal of up to $40 million. Host Marriott's performance under the Debt Service Guaranty was backed by a $40 million guaranty of aggregate principal and interest from MII (the "Backup Guaranty"). Payments by Host Marriott under the Debt Service Guaranty or MII under the Backup Guaranty would have been treated as advances to the Partnership and bore interest at the base rate announced by The First National Bank of Chicago. The Debt Service Guaranty replaced the original guarantee of $37.3 million under the Original 49 Hotels Loan. No amounts have been advanced under the Debt Service Guaranty or the Backup Guaranty covering the 49 Hotels Loan. As of December 31, 1996 and 1995, $7,341,000 had been advanced by the General Partner under the Original 49 Hotels Loan guaranty. The weighted average interest rate on the Original 49 Hotel Loan guaranty advances was 8.3%, 8.8% and 7.15% for 1996, 1995 and 1994, respectively. The interest rate at December 31, 1996 was 8.25% and 8.5% at December 31, 1995. Accrued interest on the guaranty advance as of December 31, 1996 and 1995, was $5,634,000 and $5,025,000, respectively.

MII provided two additional guaranties to the Lenders: the debt and tenant change guaranty (the "Debt and Tenant Change Guaranty") and the Marriott International Guaranty (the "MII Guaranty").

The Debt and Tenant Change Guaranty provided that in the event of nonpayment of principal and interest when due or upon loan maturity, MII would have advanced amounts, in addition to amounts advanced under the Backup Guaranty for principal and interest not to exceed the following:


     From closing through June 15, 1997            $10.0 million
     From June 16, 1997 through June 15, 1998      $12.5 million
     Thereafter                                    $15.0 million

Additionally, the Debt and Tenant Change Guaranty provided that if the Operator ceases to be a wholly-owned subsidiary of MII, then MII would have advanced $15 million (the "Tenant Change Payment") for principal and interest on the 49 Hotels Loan. However, if MII would have paid $15 million to the Lenders prior to the occurrence of a tenant change, then MII would have no further obligation to fund the Tenant Change Payment.

The MII Guaranty provided that in the event of nonpayment of principal and interest when due or upon loan maturity, MII had the option of (1) remaining the Operator of the 49 Hotels by advancing amounts to the Lenders for principal and interest equal to the lesser of (i) $40 million minus amounts advanced under the Debt and Tenant Change Guaranty or (ii) the amount necessary to reduce the outstanding principal balance on the 49 Hotels Loan to $180 million or (2) conveying its rights, title and interest in the 49 Hotels operating agreement to the Lenders.

Windsor Loan Guaranty

Host Marriott directly or through the General Partner provided additional security to the Windsor Loan lenders in the form of a debt service guaranty of aggregate interest and principal on the Windsor Loan of up to $706,000.
Payments by Host Marriott or the General Partner under the debt service guaranty were treated as advances to the Partnership and bore interest at the base rate announced by The First National Bank of Chicago. No amounts were advanced under the Windsor Loan guaranty. However, in exchange for Host Marriott providing a guaranty of repayment of the loan at maturity, the lender agreed to extend the Windsor Loan maturity to March 31, 1997.

                                    PART IV


ITEM 14. EXHIBITS, SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  List of Documents Filed as Part of This Report

              (1)   Financial Statements
                    All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K.

              (2)   Financial Statement Schedules
                    The following financial information is filed herewith on the pages indicated.

                    Schedule III - Real Estate and Accumulated Depreciation

All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

              (3)   EXHIBITS


  Exhibit
   Number                                                   Description                                              Page
-------------        ------------------------------------------------------------------------------------------    --------
    *2.              Purchase  Agreement  between  Marriott  Corporation  and  Courtyard  by Marriott  Limited        N/A
                     Partnership dated August 4, 1986.

    *3.              Amended  and  Restated   Certificate  and  Amended  and  Restated  Agreement  of  Limited        N/A
                     Partnership of Courtyard by Marriott Limited Partnership dated August 20, 1986.

   *10.a             Management  Agreement  between  Courtyard by Marriott  Limited  Partnership and Courtyard        N/A
                     Management Corporation dated August 14, 1986.

   *10.b             Assignment  of sublease and Warranty  and  Assumption  of  Obligations  between  Marriott        N/A
                     Corporation and the Courtyard by Marriott Limited  Partnership  dated August 19, 1986 for the Northlake,  Georgia property.  Sublease Agreement between  Crow-Atlanta  Retail, Ltd.
                     and Marriott Corporation dated April 5, 1983.

   *10.c             Assignment  of  Lease  and  Warranty  and  Assumption  of  Obligations  between  Marriott        N/A
                     Corporation and the Courtyard by Marriott Limited  Partnership  dated August 19, 1986 for the Windy Hill,  Georgia  property.  Marriott  Hotel Land Lease between Kan Am Properties
                     Limited and Marriott Corporation dated September 1, 1982.

   *10.d             Assignment  of  Lease  and  Warranty  and  Assumption  of  Obligations  between  Marriott        N/A
                     Corporation and the Courtyard by Marriott Limited  Partnership dated December 9, 1986 for the San Francisco  Airport,  California  property.  Marriott  Hotel Land Lease between AE
                     Properties, Inc. and Marriott Corporation dated May 6, 1985.

   *10.e             The  Courtyard by Marriott  Limited  Partnership  received an  assignment  from  Marriott        N/A
                     Corporation of 12 Ground Leases for land that Marriott  Corporation had previously leased from various  affiliates  (the  "Original  Landlords")  on April 13, 1986.  The 12 Ground
                     Leases are identical in all material  respects except as to their  assignment date to the
                     Partnership,  rents due (Exhibit A of each Ground  Lease) and the  affiliates of Marriott
                     Corporation  who are the Original  Landlords.  The schedule below sets forth the terms of each Ground  Lease not filed  which  differ  from the copy of the  example  Ground  Lease
                     (Atlanta-Delk  Road) which is filed herewith.  In addition,  a copy of Exhibit A is being filed for each excluded Ground Lease.


                        Property                       State           Assignment Date            Original Landlord
                        --------                       -----           ---------------            -----------------
                        Atlanta-Delk Road                GA               12/09/86              Host Restaurants, Inc.
                        Buena Park                       CA               12/09/86             Essex House Condominium
                                                                                                     Corporation
                        Cincinnati-Blue Ash              OH               10/15/86              Host Restaurants, Inc.
                        Columbus-Dublin                  OH               11/12/86              Host Restaurants, Inc.
                        Dearborn                         MI               11/12/86              Host Restaurants, Inc.
                        Hunt Valley                      MD               10/15/86             Essex House Condominium
                                                                                                     Corporation
                        Memphis-Park Ave-East            TN               10/15/86              Host Restaurants, Inc.
                        Montgomery                       AL               12/09/86              Host Restaurants, Inc.
                        Naperville                       IL               12/09/86           Casa Maria of Maryland, Inc.
                        Brentwood (Nashville)            TN               09/17/86              Host Restaurants, Inc.
                        Norfolk-VA Beach                 VA               12/09/86              Host Restaurants, Inc.
                        Brookfield (Richmond)            VA               12/09/86             Newark Properties, Inc.

    10.f             Loan Agreement between Citibank, N.A., The First National Bank of Chicago and Courtyard by       N/A
                     Marriott Limited Partnership dated February 9, 1988.

    10.g             Promissory Note for $4,136,995 between Courtyard by Marriott Limited Partnership and The         N/A
                     First National Bank of Chicago dated February 10, 1988 and Promissory Note for $4,136,995 between Courtyard by Marriott Limited Partnership and Citibank, N.A. dated February 10,
                     1988.

    10.h             Debt Service Guaranty between Marriott Corporation,  as Guarantor, and Citibank, N.A. and        N/A
                     the First National Bank of Chicago, as Lender, dated February 10, 1988.

    10.i             Lease  Agreement  between  Courtyard  Management  Corporation  and  Courtyard by Marriott        N/A
                     Limited  Partnership with LaSalle National Trust,  N.A. and Alexander Title Agency,  Inc.
                     as Trustees dated January 1, 1994.

    10.j             Lease Agreement between Courtyard Management Corporation and Courtyard by Marriott Limited       N/A
                     Partnership dated January 1, 1994.

    10.k             Second Amendment and Restated Loan Agreement for $304,788,924.58 between the Banks as named      N/A
                     within the Agreement and Citibank, N.A., as Agent, and Courtyard by Marriott Limited
                     Partnership dated April 7, 1994.

    10.l             Amended and Restated Debt Service Guaranty dated April 7, 1994 between Host Marriott             N/A
                     Corporation, as Guarantor, and the Lenders as named within the Second Amended and Restated
                     Loan Agreement dated April 7, 1994 and Citibank, N.A., as Agent.

    10.m             Management Agreement by and between Courtyard Management Corporation (Manager) dated             N/A
                     January 4, 1997 and Courtyard by Marriott Limited Partnership (Owner).

    10.n             Loan Agreement by and between Courtyard by Marriott Limited Partnership (Borrower) and           N/A
                     Lehman Brothers Holdings, Inc. (Lender) dated March 21, 1997.

    10.o             First Amendment to Loan Agreement by and between Courtyard by Marriott Limited                   N/A

          Partnership (Borrower) and Lehman Brothers Holdings, Inc.
          (Lender) dated March 21, 1997.

10.p      Mortgage Note by Courtyard by Marriott Limited                 N/A
          Partnership Payable to The Order of Lehman Brothers
          Holdings, Inc. d/b/a Lehman Capital in the amount of
          $325,000,000.00 dated March 21, 1997.

10.q      Courtyard by Marriott Limited Partnership Promissory Note      N/A
          in favor of Host Marriott Corporation in the amount of
          $7,340,744.00 together with Endorsement by CBM One
          Holdings, Inc. dated March 21, 1997.

10.r      Intercreditor Agreement by and between Lehman Brothers         N/A
          Holdings, Inc., d/b/a Lehman Brothers Holdings, Inc.
          (Senior Lender) and CBM One Holdings, Inc. (Junior
          Lender) dated March 21, 1997.

10.s      Second Amendment of Ground Leases by and among Courtyard       N/A
          by Marriott Limited Partnership, Host Restaurants, Inc.
          (HRI), Newark Properties, Inc. (Newark), Casa Maria of
          Maryland, Inc. (Casa Maria) and Essex House Condominium
          Corporation (Essex House) (Landlord and Collectively
          Landlords) dated March 21, 1997.

27.       Financial Data Schedule.

*28.      Pages 28 through 36 and pages 40 through 44 of Courtyard by    N/A
          Marriott Limited Partnership Private Placement Memorandum.

 --------------------

* Incorporated by reference to the same numbered exhibit in the Partnership's General Form for Registration of Securities on Form 10 previously filed with the Commission.



       (b) REPORTS ON FORM 8-K

                                 SCHEDULE III



                   COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1996
                                (in thousands)





                                   Initial Costs                                Gross Amount at December 31, 1996
                              -------------------------                     ----------------------------------------
                                                            Subsequent
                                           Buildings &         Costs                Buildings &           Accumulated
Description    Encumbrances     Land      Improvements      Capitalized     Land   Improvements   Total   Depreciation
-----------    ------------     ----      ------------      -----------     ----   ------------   -----   ------------
50 Courtyard by
Marriott Hotels
(each less than
5% of total)    $  288,975    $30,797     $  310,705          $22,618       $30,797  $  333,323  $364,120  $  88,768
                ==========    =======     ==========          =======       =======  ==========  ========  =========

                    Date of
                 Completion of           Date         Depreciation
                 Construction          Acquired           Life
                 ------------          --------           ----
50 Courtyard by     1983 - 1988      1986 - 1988        40 years
Marriott Hotels




Notes:
------
                                                               1994      1995      1996
                                                            ---------  --------  --------
(a)  Reconciliation of Real Estate:
     Balance at beginning of year..........................  $352,376  $355,228  $356,598
     Capital Expenditures..................................     2,852     1,370     7,522
     Dispositions..........................................        --        --        --
                                                             --------  --------  --------
     Balance at end of year................................  $355,228  $356,598  $364,120
                                                             ========  ========  ========
(b)  Reconciliation of Accumulated Depreciation:
     Balance at beginning of year..........................  $58,684    $68,494   $78,524
     Depreciation..........................................    9,810     10,030    10,244
                                                             -------    -------   -------
     Balance at end of year................................  $68,494    $78,524   $88,768
                                                             =======    =======   =======
(c)  The aggregate cost of land, buildings and
     improvements for Federal income tax purposes
     is approximately $330.9 million at
     December 31, 1996.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of January, 1998.


                              COURTYARD BY MARRIOTT
                              LIMITED PARTNERSHIP


                              By:  CBM ONE CORPORATION
                                   General Partner



                                   /s/ Bruce F. Stemerman
                                   ----------------------------
                                   Bruce F. Stemerman
                                   President and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the date indicated above.


Signature                          Title
---------                          -----
                                   (CBM ONE CORPORATION)


/s/Bruce F. Stemerman              President and Director
-------------------------------    (Principal Executive Officer)
Bruce F. Stemerman


/s/ Christopher G. Townsend        Vice President, Secretary and Director
-------------------------------
Christopher G. Townsend


/s/ Earla L. Stowe                 Vice President and Chief Accounting Officer
-------------------------------
Earla L. Stowe


/s/ Bruce Wardinski                Treasurer
-------------------------------
Bruce Wardinski