Form 10-Q
period 1997-03-28
COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
filed 1998-01-27
CIK 813807

================================================================================

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q



               [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter ended March 28, 1997

                                       OR
               [_] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission File Number: 0-15736

                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                  52-1468081
 -----------------------------------     ---------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

                               10400 Fernwood Road
                               Bethesda, Maryland
                                      20817
      ---------------------------------------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: 301-380-2070

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No ____ (Not Applicable). On August 25, 1992, the Registrant filed an application for relief from the reporting requirements of the Securities Exchange Act of 1934 pursuant to Section 12(h) thereof. Pursuant to a grant of the relief requested in such application, the Registrant was not required to, and did not make, any filings pursuant to the Securities Exchange Act of 1934 from October 23, 1989 until the application was voluntarily withdrawn on January 27, 1998.

================================================================================

--------------------------------------------------------------------------------
                   COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
================================================================================

                                TABLE OF CONTENTS
                                -----------------
                                                                                      PAGE NO.
                         PART I - FINANCIAL INFORMATION                               --------
Item 1.    Financial Statements

           Condensed Statement of Operations
              Twelve Weeks Ended March 28, 1997 and March 22, 1996......................1

           Condensed Balance Sheet
              March 28, 1997 and December 31, 1996......................................2

           Condensed Statement of Cash Flows
              Twelve Weeks ended March 28, 1997 and March 22, 1996......................3

           Notes to Condensed Financial Statements......................................4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................................6

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings............................................................8

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per Unit amounts)

                                                                           Twelve Weeks Ended
                                                                       March 28,         March 22,
                                                                         1997              1996
                                                                    --------------    --------------
REVENUES............................................................$       21,688    $       18,906
                                                                    --------------    --------------

OPERATING COSTS AND EXPENSES
  Depreciation......................................................         4,107             4,558
  Base and Courtyard management fees................................         2,607             2,384
  Incentive management fees.........................................            --             1,897
  Ground rent, taxes and other......................................         3,597             3,448
                                                                    --------------    --------------

                                                                            10,311            12,287
                                                                    --------------    --------------

OPERATING PROFIT....................................................        11,377             6,619
  Interest expense..................................................        (5,580)           (5,395)
  Interest income...................................................            84               254
                                                                    --------------    --------------

INCOME BEFORE EXTRAORDINARY ITEMS...................................         5,881             1,478

EXTRAORDINARY ITEMS
  Gain on forgiveness of deferred fees..............................        14,896                --
  Loss on extinguishment of debt....................................        (2,423)               --
                                                                    --------------    --------------

                                                                            12,473                --
                                                                    --------------    --------------

NET INCOME..........................................................$       18,354    $        1,478
                                                                    ==============    ==============

EXTRAORDINARY ITEMS PER LIMITED PARTNER UNIT (1,150 Units)..........$       10,304    $           --
                                                                    ==============    ==============

NET INCOME PER LIMITED PARTNER UNIT (1,150 Units)...................$       15,162    $        1,221
                                                                    ==============    ==============

                  See Notes to Condensed Financial Statements.

                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                             CONDENSED BALANCE SHEET
                                 (in thousands)

                                                                               March 28,        December 31,
                                                                                  1997              1996
                                                                             --------------    ---------------
                                                                               (Unaudited)

ASSETS
  Property and equipment, net................................................$      299,339    $       300,939
  Due from Courtyard Management Corporation..................................         8,370              5,325
  Other assets...............................................................        21,481             11,536
  Cash and cash equivalents..................................................        35,000             12,709
                                                                             --------------    ---------------

                                                                             $      364,190    $       330,509
                                                                             ==============    ===============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
  Mortgage debt..............................................................$      325,000    $       288,975
  Due to Marriott International, Inc. and affiliates.........................        19,794             19,848
  Due to Host Marriott Corporation...........................................        13,137             12,975
  Incentive management fees due to Courtyard Management Corporation..........         6,500             25,596
  Accounts payable and accrued liabilities...................................           856              2,445
                                                                             --------------    ---------------

     Total Liabilities.......................................................       365,287            349,839
                                                                             --------------    ---------------

PARTNERS' CAPITAL (DEFICIT)
  General Partner............................................................         1,270                474
  Limited Partners...........................................................        (2,367)           (19,804)
                                                                             --------------    ---------------

     Total Partners' Deficit.................................................        (1,097)           (19,330)
                                                                             --------------    ---------------

                                                                             $      364,190    $       330,509
                                                                             ==============    ===============

                  See Notes to Condensed Financial Statements.

                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                Twelve Weeks Ended
                                                                            March 28,          March 22,
                                                                               1997              1996
                                                                          --------------    --------------
OPERATING ACTIVITIES
  Net income .............................................................$       18,354    $        1,478
  Extraordinary items.....................................................       (12,473)               --
                                                                          --------------    --------------

  Income before extraordinary items.......................................         5,881             1,478
  Noncash items...........................................................         4,624             6,890
  Changes in operating accounts...........................................        (9,740)           (3,790)
                                                                          --------------    --------------

     Cash provided by operating activities................................           765             4,578
                                                                          --------------    --------------
INVESTING ACTIVITIES
  Additions to property and equipment, net................................        (2,507)           (4,786)
  Change in property improvement funds....................................        (6,529)            2,845
                                                                          --------------    --------------

     Cash used in investing activities....................................        (9,036)           (1,941)
                                                                          --------------    --------------
FINANCING ACTIVITIES
  Proceeds from mortgage debt ............................................       325,000                --
  Repayments of mortgage debt ............................................      (288,975)           (7,971)
  Payment of financing costs..............................................        (5,342)               --
  Capital distributions...................................................          (121)               --
                                                                          --------------    --------------

     Cash provided by (used in) financing activities......................        30,562            (7,971)
                                                                          --------------    --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........................        22,291            (5,334)

CASH AND CASH EQUIVALENTS at beginning of period..........................        12,709            11,013
                                                                          --------------    --------------

CASH AND CASH EQUIVALENTS at end of period................................$       35,000    $        5,679
                                                                          ==============    ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for mortgage interest.........................................$        7,625    $        5,743
                                                                          ==============    ==============

                  See Notes to Condensed Financial Statements.

                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



1. The accompanying condensed financial statements have been prepared by the Courtyard By Marriott Limited Partnership (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed financial statements should be read in conjunction with the Partnership's financial statements and notes thereto included in the Partnership's Annual Report for the fiscal year ended December 31, 1996. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

   For financial reporting purposes, the net income of the Partnership is allocated 95% to the Limited Partners and 5% to the General Partner. Significant differences exist between the net income for financial reporting purposes and the net income reported for Federal income tax purposes. These differences are due primarily to the use for income tax purposes of accelerated depreciation methods, shorter depreciable lives for the assets, difference in the timing of recognition of certain fees and straight-line rent adjustments.

2. Revenues consist of Hotel operating results as follows:

                                                                 Twelve Weeks Ended
                                                             March 28,         March 22,
                                                               1997              1996
                                                          --------------    --------------
                                                                   (in thousands)
     HOTEL SALES
        Rooms.............................................$       38,901    $       35,262
        Food and beverage.................................         3,023             2,940
        Other.............................................         1,524             1,527
                                                          --------------    --------------
                                                                  43,448            39,729
                                                          --------------    --------------
     HOTEL EXPENSES
        Departmental direct costs
           Rooms..........................................         8,254             7,934
           Food and beverage..............................         2,500             2,551
        Other hotel operating expenses....................        11,006            10,338
                                                          --------------    --------------
                                                                  21,760            20,823
                                                          --------------    --------------

     REVENUES.............................................$       21,688    $       18,906
                                                          ==============    ==============

3. On March 21, 1997, the Partnership completed a refinancing of both the 49 Hotels and Hartford Hotel mortgage loans. The total amount of the debt was increased from $280.8 million to $325 million. The net proceeds from the refinancing was used to (i) repay the 49 Hotels and Hartford Hotel mortgage loans of $280.8 million; (ii) make a $7 million contribution to the property improvement fund to cover anticipated shortfalls; (iii) reserve $7 million to pay financing costs; and (iv) make a $30.2 million partial return of capital distribution to the partners.

   The remaining balance of $2.4 million in financing costs related to the 49 Hotels and Hartford Hotel mortgage loans was fully written-off in connection with the refinancing and has been reflected as an extraordinary loss on the statement of operations.

4. The General Partner has undertaken, on behalf of the Partnership, to pursue, subject to further approval of the partners, a potential transaction (the "Consolidation") in which (i) subsidiaries of CRF Lodging Company, L.P. (the "Company"), a newly formed Delaware limited partnership, would merge with and into the Partnership and up to five other limited partnerships, with the Partnership and the other limited partnerships being the surviving entities (each, a "Merger" and collectively, the "Mergers"), subject to the satisfaction or waiver of certain conditions, (ii) CRF Lodging Trust ("CRFLT"), a Maryland real estate investment trust, the sole general partner of the Company, would offer its common shares of beneficial interest, par value $0.01 per share (the "Common Shares") to investors in an underwritten public offering and would invest the proceeds of such offering in the Company in exchange for units of limited partnership interests in the Company ("Units") and (iii) the Partnership would enter into a Lease for the operation of its Hotels pursuant to which a Lessee would pay rent to the Partnership based upon the greater of a fixed dollar amount of base rent or specified percentages of gross sales, as specified in the Lease. If the partners approve the transaction and other conditions are satisfied, the partners of the Partnership would receive Units in the Merger in exchange for their interests in the Partnership.

   A preliminary Prospectus/Consent Solicitation was filed as part of a Registration Statement on Form S-4 with the Securities and Exchange Commission and which describes the potential transaction in greater detail. Any offer of Units in connection with the Consolidation will be made solely by a final Prospectus/Consent Solicitation.

   In connection with this refinancing, a new management agreement was negotiated with Courtyard Management Corporation (the "Manager"). Under the new agreement, the Partnership paid $4.2 million of deferred management fees at closing and the Manager agreed to forgive $14.9 million of deferred fees leaving a $6.5 million balance of accrued incentive management fees. The forgiveness of deferred fees of $14.9 million has been reflected as an extraordinary gain on the statement of operations.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Partnership to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

Revenues. Revenues (hotel sales less direct hotel operating costs and expenses) increased $2.8 million, or 15%, to $21.7 million for first quarter 1997, when compared to first quarter 1996. The Partnership's revenues and operating profit were impacted by improved lodging results. The increase was driven primarily by growth in revenue per available room ("REVPAR"). REVPAR is a commonly used indicator of market performance for hotels which represents the combination of daily room charged and the average daily occupancy achieved. REVPAR does not include food and beverage or other ancillary revenues generated by the property. Hotel sales increased $3.7 million, or 9%, to $43.4 million in the first quarter of 1997 when compared to first quarter 1996, reflecting the improvements in REVPAR for the quarter.

REVPAR for first quarter 1997 increased 8% to $64 compared to first quarter 1996, primarily due to the increase in combined average room rate of $5, or 7%, to $80 and the increase of the combined average occupancy of two percentage points to 80%. Results were further enhanced by a two percentage point increase in the house profit margin. Due to the continued high occupancy of these properties, the Partnership expects future increases in REVPAR to be driven by room rate increases, rather than changes in occupancy. However, there can be no assurance that REVPAR will continue to increase in the future.

Operating Costs and Expenses. The Partnership's operating costs and expenses decreased $2 million, or 16%, to $10.3 million for the first quarter of 1997 compared to first quarter 1996, primarily due to a decrease in incentive management fees. No incentive management fees were earned in first quarter 1997 due to the refinancing and amendments to the management agreement.

Operating Profit. As a result of changes in revenues and operating costs and expenses discussed above, operating profit increased by $4.8 million to $11.4 million for the first quarter of 1997 compared to the first quarter of 1996.

Income Before Extraordinary Items. Income before extraordinary items increased by $4.4 million to $5.9 million, or 27% of revenues, for the first quarter of 1997 compared to $1.5 million, or 8% of revenues, for the first quarter of 1996.

Extraordinary Items. The Partnership recognized a net extraordinary gain in the first quarter of 1997 of $12.5 million representing the forgiveness of deferred management fees by Marriott International Inc. partially offset by an extraordinary loss on the early extinguishment of debt.

Net Income. Net income for the first quarter of 1997 increased $16.9 million to $18.4 million, or 85% of revenues, compared to net income of $1.5 million, or 8% of revenues, for the first quarter of 1996 as a result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations was $765,000 and $4.6 million for the first quarter 1997 and first quarter 1996, respectively. The large decrease in cash provided by operations was due to the payment of $4.2 million of deferred management fees in conjunction with the refinancing.

Cash used in investing activities was $9 million and $1.9 million for the first quarter 1997 and first quarter 1996, respectively. The Partnership's cash investing activities consists primarily of contributions to the property improvement fund and capital expenditures for improvements to existing hotels. As part of the debt refinancing, contributions to the property improvement fund will remain at 5% of gross hotel sales through 1998 and can be increased to 6% in 1999 and 2000 and 7% thereafter.

During the first quarter 1997, $30.6 million was provided by financing activities and during the first quarter of 1996, $8 million was used for financing activities. In the first quarter 1997, the Partnership received refinancing proceeds in excess of repayments of the mortgage debt providing cash to the Partnership which was offset by the cash used to pay refinancing costs.

In March 1997, the Partnership refinanced all of its outstanding mortgage debt. The total amount of debt increased from $280.8 million to $325 million. The $44.2 million of excess refinancing proceeds were used to make a $7 million contribution to the property improvement fund, a $30.2 million partial return of capital distribution to the partners (subsequent to quarter end) and to pay $7 million of refinancing costs. The new non-recourse loan matures in April 2012, requires principal amortization on a 20-year term and carries a fixed interest rate of 7.865%.

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

Marvin Schick, et. al. v Host Marriott Corporation, et. al. In the Chancery
-----------------------------------------------------------
Court for New Castle County, Delaware: C.A. No. 15991. The plaintiffs, two members of an ad hoc committee of Courtyard by Marriott Limited Partners, recently filed this purported class action lawsuit against Host, Marriott International and others, alleging breach of fiduciary duty, breach of contract, tortious interference and aiding and abetting liability in connection with the refinancings of Courtyard by Marriott's debt. Among other things, the plaintiffs contend that certain changes to Courtyard by Marriott's Management Agreement could not be made without the consent of a majority vote of the Courtyard by Marriott Limited Partners. The defendants (which do not include Courtyard by Marriott) believe that the lawsuit is without merit and, if current discussions fail to resolve the dispute, intend to vigorously defend the suit.

The Partnership and the Hotels are involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnership.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                COURTYARD BY MARRIOTT
                                LIMITED PARTNERSHIP

                                By:   CBM ONE CORPORATION
                                      General Partner



       January 27, 1998         By:   /s/ Earla L. Stowe
                                      ------------------------------------------
                                      Earla L. Stowe
                                      Vice President and Chief Accounting
                                      Officer