Form 10-Q
period 1997-06-20
COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
filed 1998-01-27
CIK 813807

================================================================================

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

            [X]      Quarterly Report Pursuant to Section 13 or 15(d)
                          of the Securities Exchange Act of 1934

                       For the Quarter ended June 20, 1997

                                       OR
             [_]     Transition Report Pursuant to Section 13 or 15(d)
                          of the Securities Exchange Act of 1934

                         Commission File Number: 0-15736

                   COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
             ------------------------------------------------------

             (Exact name of registrant as specified in its charter)

           Delaware                                      52-1468081
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                               10400 Fernwood Road
                               Bethesda, Maryland
                                      20817
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

Item 1.  Financial Statements

           Condensed Statement of Operations
              Twelve and Twenty-Four Weeks Ended June 20, 1997 and June 14, 1996..................1

           Condensed Balance Sheet
              June 20, 1997 and December 31, 1996.................................................2

           Condensed Statement of Cash Flows
              Twelve and Twenty-Four Weeks ended June 20, 1997 and June 14, 1996..................3

           Notes to Condensed Financial Statements................................................4

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.................................................6

                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings........................................................................8


                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per Unit amounts)


                                                              Twelve Weeks Ended                Twenty-Four Weeks Ended
                                                           June 20,         June 14,           June 20,         June 14,
                                                             1997             1996               1997             1996
                                                        -------------     ------------       ------------     ------------
REVENUES................................................$      24,502     $     23,040       $     46,190     $     41,946
                                                        -------------     ------------       ------------     ------------

OPERATING COSTS AND EXPENSES
   Depreciation ........................................        3,933            4,559              8,040            9,117
   Incentive management fee.............................        4,512            2,474              4,512            4,371
   Base and Courtyard management fees...................        2,785            2,638              5,392            5,022
   Ground rent, taxes and other.........................        2,656            3,354              6,253            6,802
                                                        -------------     ------------       ------------     ------------
                                                               13,886           13,025             24,197           25,312
                                                        -------------     ------------       ------------     ------------

OPERATING PROFIT........................................       10,616           10,015             21,993           16,634
   Interest expense.....................................       (6,113)          (5,360)           (11,693)         (10,755)
   Interest income......................................          276              166                360              420
                                                        -------------     ------------       ------------     ------------

INCOME BEFORE EXTRAORDINARY ITEMS.......................        4,779            4,821             10,660            6,299

EXTRAORDINARY ITEMS
   Gain on forgiveness of deferred fees.................           --               --             14,896               --
   Loss on extinguishment of debt.......................           --               --             (2,423)              --
                                                        -------------     ------------       ------------     ------------
                                                                   --               --             12,473               --
                                                        -------------     ------------       ------------     ------------

NET INCOME..............................................$       4,779     $      4,821       $     23,133     $      6,299
                                                        =============     ============       ============     ============

EXTRAORDINARY ITEMS PER LIMITED
   PARTNER UNIT (1,150 Units)...........................$          --               --       $     10,304     $         --
                                                        =============     ============       ============     ============

NET INCOME PER LIMITED PARTNER UNIT
   (1,150 Units)........................................$       3,948     $      3,983       $     19,110     $      5,204
                                                        =============     ============       ============     ============

                  See Notes to Condensed Financial Statements.

                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                             CONDENSED BALANCE SHEET
                                 (in thousands)

                                                                                June 20,          December 31,
                                                                                  1997                1996
                                                                             --------------     ----------------
                                                                               (Unaudited)
ASSETS

  Property and equipment, net................................................$      300,646     $        300,939
  Due from Courtyard Management Corporation..................................         9,244                5,325
  Other assets...............................................................        18,327               11,536
  Cash and cash equivalents..................................................        10,051               12,709
                                                                             --------------     ----------------

                                                                             $      338,268     $        330,509
                                                                             ==============     ================


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
  Debt.......................................................................$      323,874     $        288,975
  Due to Marriott International, Inc. and affiliates.........................        19,741               19,848
  Due to Host Marriott Corporation...........................................        13,297               12,975
  Incentive management fees due to Courtyard Management Corporation..........         6,500               25,596
  Accounts payable and accrued liabilities...................................         1,437                2,445
                                                                             --------------     ----------------

     Total Liabilities.......................................................       364,849              349,839
                                                                             --------------     ----------------

PARTNERS' CAPITAL (DEFICIT)
  General Partner............................................................            (3)                 474
  Limited Partners...........................................................       (26,578)             (19,804)
                                                                             --------------     ----------------

     Total Partners' Deficit.................................................       (26,581)             (19,330)
                                                                             --------------     ----------------

                                                                             $      338,268     $        330,509
                                                                             ==============     ================

                  See Notes to Condensed Financial Statements.

                   COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                       CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                           Twenty-Four Weeks Ended
                                                                        June 20,            June 14,
                                                                          1997                1996
                                                                     --------------     ---------------
OPERATING ACTIVITIES
     Net income......................................................$       23,133     $         6,299
     Extraordinary items.............................................       (12,473)                 --
                                                                     --------------     ---------------

     Income before extraordinary items...............................        10,660     $         6,299
     Noncash items...................................................         8,789              14,284
     Changes in operating accounts...................................        (9,234)             (4,777)
                                                                     --------------     ---------------

        Cash provided by operating activities........................        10,215              15,806
                                                                     --------------     ---------------

INVESTING ACTIVITIES
     Additions to property and equipment, net........................        (7,747)             (8,452)
     Change in property improvement funds............................        (3,752)              4,261
                                                                     --------------     ---------------

        Cash used in investing activities............................       (11,499)             (4,191)
                                                                     --------------     ---------------

FINANCING ACTIVITIES
     Proceeds from mortgage debt ....................................       325,000                  --
     Repayments of mortgage debt ....................................      (290,101)            (13,727)
     Capital distributions...........................................       (30,384)                 --
     Payment of financing costs......................................        (5,889)                 --
                                                                     --------------     ---------------

        Cash used in financing activities............................        (1,374)            (13,727)
                                                                     --------------     ---------------

DECREASE IN CASH AND CASH EQUIVALENTS................................        (2,658)             (2,112)

CASH AND CASH EQUIVALENTS at beginning of period.....................        12,709              11,013
                                                                     --------------     ---------------

CASH AND CASH EQUIVALENTS at end of period...........................$       10,051     $         8,901
                                                                     ==============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for mortgage interest.................................$       11,945     $        11,292
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

     For financial reporting purposes, the net income of the Partnership is allocated 95% to the Limited Partners and 5% to the General Partner. Significant differences exist between the net income for financial reporting purposes and the net income reported for Federal income tax purposes. These differences are due primarily to the use for income tax purposes of accelerated depreciation methods, shorter depreciable lives for the assets, differences in the timing of the recognition of certain fees and straight-line rent adjustments.

2.   Revenues consist of Hotel operating results as follows (in thousands):


                                                      Twelve Weeks Ended              Twenty-Four Weeks Ended
                                                  June 20,         June 14,           June 20,         June 14,
                                                    1997             1996               1997             1996
                                                ------------    -------------      -------------    ------------
     HOTEL SALES
         Rooms..................................$     41,793    $      39,104      $      80,694    $     74,366
         Food and beverage......................       3,055            3,184              6,078           6,124
         Other..................................       1,576            1,682              3,100           3,209
                                                ------------    -------------      -------------    ------------
                                                      46,424           43,970             89,872          83,699
                                                ------------    -------------      -------------    ------------
     HOTEL EXPENSES
         Departmental direct costs
             Rooms..............................       8,704            8,391             16,958          16,325
             Food and beverage..................       2,614            2,605              5,114           5,156
         Other..................................      10,604            9,934             21,610          20,272
                                                ------------    -------------      -------------    ------------
                                                      21,922           20,930             43,682          41,753
                                                ------------    -------------      -------------    ------------

     REVENUES...................................$     24,502    $      23,040      $      46,190    $     41,946
                                                ============    =============      =============    ============

3. On March 21, 1997, the Partnership completed a refinancing of both the 49 Hotels and Hartford Hotel mortgage loan. The total amount of the debt was increased from $280.8 million to $325 million. The net proceeds from the refinancing was used to (i) repay the 49 Hotels and Hartford Hotel mortgage loans of $280.8 million; (ii) make a $7 million contribution to the property improvement fund to cover anticipated shortfalls; (iii) reserve $7 million to pay financing costs; and (iv) make a $30.2 million partial return of capital distribution to the partners.

     The remaining balance of $2.4 million in financing costs related to the 49 Hotels and Hartford Hotel mortgage loans were written-off in connection with the refinancing and has been reflected as an extraordinary loss on the statement of operations.

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

RESULTS OF OPERATIONS

First Two Quarters 1997 Compared to First Two Quarters 1996

Revenues. Revenues (hotel sales less direct hotel operating costs and expenses) for the first two quarters 1997 increased $4.2 million to $46.2 million, a 10% increase when compared to the first two quarters 1996. The Partnership's revenues and operating profit were impacted by improved lodging results. The increase was driven primarily by growth in revenue per available room ("REVPAR"). REVPAR is a commonly used indicator of market performance for hotels which represents the combination of daily room charged and the average daily occupancy achieved. REVPAR does not include food and beverage or other ancillary revenues generated by the property. For the first two quarters of 1997, hotel sales increased $6.2 million to $89.9 million, a 7% increase compared to the first two quarters 1996.

REVPAR increased 9% to $67 for the first two quarters 1997 when compared to the first two quarters 1996. This is primarily due to the increase in combined average room rate of $5 to $81 year-to-date and the increase of the combined average occupancy of two percentage points to 82% year-to-date. Due to the continued high occupancy of these properties, the Partnership expects future increases in REVPAR to be driven by room rate increases, rather than changes in occupancy. However, there can be no assurance that REVPAR will continue to increase in the future.

Operating Costs and Expenses. The Partnership's operating costs and expenses decreased 4% from $25.3 million for the first two quarters 1996 to $24.2 million for the first two quarters 1997 primarily due to a decrease in depreciation expense. As a percentage of revenues, hotel operating costs and expenses were 52% and 60% for the first two quarters 1997 and first two quarters 1996, respectively.

Operating Profit. As a result of changes in revenues and operating costs and expenses discussed above, operating profit increased for the first two quarters 1997 by $5.4 million to $22 million, or 48% of revenues from $16.6 million, or 40% of revenues, for the first two quarters 1996.

Interest Expense. Interest expense increased $938,000, or 9%, to $11.7 million for the first two quarters 1997 over the first two quarters 1996 due to the refinancing of the mortgage debt from a short term loan at variable rates to a long term loan at a higher fixed rate and an increase of the loan balance to $325 million.

Income before Extraordinary Items. Income before extraordinary items increased by $4.4 million to $10.7 million for the first two quarters 1997 when compared to the first two quarters 1996.

Extraordinary Items. The Partnership recognized a net extraordinary gain in the first quarter 1997 of $12.5 million representing the forgiveness of deferred management fees by Marriott International, Inc. partially offset by an extraordinary loss on the early extinguishment of debt.

Net Income. Net income for the first two quarters 1997 increased $16.8 million to $23.1 million, or 50% of revenues when compared to net income of $6.3 million, or 15% of revenues, for the first two quarters 1996 as a result of the items discussed above.

Second Quarter 1997 Compared to Second Quarter 1996

Revenues. Revenues increased $1.5 million for second quarter 1997, a 6% increase when compared to second quarter 1996, due to the increase in REVPAR as described below.

REVPAR for second quarter 1997 increased 7% to $69 when compared to the same period in 1996 primarily due to the increase in combined average room rate of $5 to $82 for the second quarter 1997 and the increase of the combined average occupancy of one percentage point to 84% over the same period in 1996.

Operating Costs and Expenses. The Partnership's operating costs and expenses increased $1 million, or 7%, to $13.9 million for second quarter 1997 when compared to the same period in 1996 primarily due to increases in incentive management fees.

Operating Profit. As a result of changes in revenues and operating costs and expenses discussed above, operating profit increased for second quarter 1997 by $600,000, or 6%, to $10.6 million, when compared to the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations was $10.2 million and $15.8 million for the first two quarters 1997 and the first two quarters 1996, respectively. The large decrease in cash provided by operations was due to the payment of $4.2 million of deferred management fees in connection with the refinancing.

Cash used in investing activities was $11.5 million and $4.2 million for the first two quarters 1997 and the first two quarters 1996, respectively. The Partnership's cash investing activities consists primarily of contributions to the property improvement fund and capital expenditures for improvements to existing hotels. As part of the debt refinancing, contributions to the property improvement fund will remain at 5% of gross hotel sales through 1998 and can be increased to 6% in 1999 and 2000 and 7% thereafter.

Cash used in financing activities was $1.4 million and $13.7 million for the first two quarters 1997 and the first two quarters 1996, respectively. In the first quarter 1997, the Partnership received refinancing proceeds in excess of repayments of the mortgage debt providing cash to the Partnership which was offset by the cash used to pay refinancing costs and return of capital distributions made to the partners.

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

                          PART II. OTHER INFORMATION

                           ITEM 1. LEGAL PROCEEDINGS

     Marvin Schick, et. al. v. Host Marriott Corporation, et. al. In the
     -----------------------------------------------------------
Chancery Court for New Castle County, Delaware; C.A. No. 15991. The plaintiffs, two members of an ad hoc committee of Courtyard by Marriott Limited Partners, recently filed this purported class action lawsuit against Host, Marriott International and others, alleging breach of fiduciary duty, breach of contract, tortious interference and aiding and abetting liability in connection with the refinancings of Courtyard by Marriott's debt. Among other things, the plaintiffs contend that certain changes to Courtyard by Marriott's Management Agreement could not be made without the consent of a majority vote of the Courtyard by Marriott Limited Partners. The defendants (which do not include Courtyard by Marriott) believe that the lawsuit is without merit and, if current discussions fail to resolve the dispute, intend to vigorously defend the suit.

The Partnership and the Hotels are involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial conditions or results of operations of the Partnership.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  COURTYARD BY MARRIOTT
                                  LIMITED PARTNERSHIP

                                  By:  CBM ONE CORPORATION
                                       General Partner



        January 27, 1998          By:  /s/ Earla L. Stowe
                                       -----------------------------------------
                                       Earla L. Stowe
                                       Vice President and Chief Accounting
                                       Officer