Form 10-Q
period 1997-09-12
COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
filed 1998-01-27
CIK 813807

================================================================================

                      Securities and Exchange Commission

                            Washington, D.C. 20549

                                   Form 10-Q

          [X]    Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                   For the Quarter ended September 12, 1997

                                      OR

          [_]    Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                        Commission File Number: 0-15736

                   COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                   -----------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                            52-1468081
   -------------------------------                       -------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No ____ (Not Applicable). On August 25, 1992, the Registrant filed an application for relief from the reporting requirements of 1934 pursuant to Section 12(h) thereof. Pursuant to a grant of the relief requested in such application, the Registrant was not required to, and did not make, any filings pursuant to the Securities Exchange Act of 1934 from October 23, 1989 until the application was voluntarily withdrawn on January 27, 1998.

================================================================================

                   Courtyard By Marriott Limited Partnership
================================================================================


                               TABLE OF CONTENTS
                               -----------------

                                                                                                PAGE NO.
                                                                                                --------
                                PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

           Condensed Statement of Operations
              Twelve and Thirty-Six Weeks Ended September 12, 1997 and September 6, 1996............1

           Condensed Balance Sheet
              September 12, 1997 and December 31, 1996..............................................2

           Condensed Statement of Cash Flows
              Thirty-Six Weeks ended September 12, 1997 and September 6, 1996.......................3

           Notes to Condensed Financial Statements..................................................4

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................................................6

                                PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..........................................................................9

                         PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                   COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                       CONDENSED STATEMENT OF OPERATIONS
                                  (Unaudited)
                    (In thousands except per Unit amounts)

                                                                  Twelve Weeks Ended                  Thirty-Six Weeks Ended
                                                           September 12,      September 6,       September 12,      September 6,
                                                               1997               1996               1997               1996
                                                           ------------       ------------       ------------       ------------
REVENUES ...............................................   $     22,771       $     22,244       $     68,961       $     64,190
                                                           ------------       ------------       ------------       ------------
OPERATING COSTS AND EXPENSES
   Depreciation ........................................          5,292              4,558             13,332             13,675
   Base and Courtyard management fees ..................          2,713              2,622              8,105              7,644
   Incentive management fees ...........................          2,083              2,359              6,595              6,730
   Ground rent, taxes and other ........................          3,914              3,303             10,167             10,105
                                                           ------------       ------------       ------------       ------------
                                                                 14,002             12,842             38,199             38,154
                                                           ------------       ------------       ------------       ------------
OPERATING PROFIT .......................................          8,769              9,402             30,762             26,036
   Interest expense ....................................         (6,121)            (5,458)           (17,814)           (16,213)
   Interest income .....................................            112                278                472                698
                                                           ------------       ------------       ------------       ------------
INCOME BEFORE
   EXTRAORDINARY ITEMS .................................          2,760              4,222             13,420             10,521

EXTRAORDINARY ITEMS
   Gain on forgiveness of deferred fees ................             --                 --             14,896                 --
   Loss on extinguishment of debt ......................             --                 --             (2,423)                --
                                                           ------------       ------------       ------------       ------------
                                                                     --                 --             12,473                 --
                                                           ------------       ------------       ------------       ------------
NET INCOME .............................................   $      2,760       $      4,222       $     25,893       $     10,521
                                                           ============       ============       ============       ============
EXTRAORDINARY ITEMS PER LIMITED
   PARTNER UNIT (1,150 Units) ..........................   $         --       $         --       $     10,304       $         --
                                                           ============       ============       ============       ============
NET INCOME PER LIMITED PARTNER UNIT
   (1,150 Units) .......................................   $      2,280       $      3,488       $     21,390       $      8,691
                                                           ============       ============       ============       ============

                  See Notes to Condensed Financial Statements

                   COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEET
                                (in thousands)

                                                                              September 12,        December 31,
                                                                                  1997                1996
                                                                              ------------        -------------
                                                                               (Unaudited)
                                           ASSETS
  Property and equipment, net...............................................  $    302,585        $     300,939
  Due from Courtyard Management Corporation.................................         5,512                5,325
  Other assets..............................................................        13,432               11,536
  Restricted cash...........................................................         1,876                   --
  Cash and cash equivalents.................................................         8,878               12,709
                                                                              ------------        -------------
                                                                              $    332,283        $     330,509
                                                                              ============        =============

                        LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
  Mortgage debt.............................................................  $    322,158        $     288,975
  Due to Marriott International, Inc. and affiliates........................        19,687               19,848
  Due to Host Marriott Corporation..........................................        13,406               12,975
  Incentive management fees due to Courtyard Management Corporation. .......         5,367               25,596
  Accounts payable and accrued liabilities..................................         2,749                2,445
                                                                              ------------        -------------
     Total Liabilities......................................................       363,367              349,839
                                                                              ------------        -------------
PARTNERS' CAPITAL (DEFICIT)
  General Partner...........................................................          (229)                 474
  Limited Partners..........................................................       (30,855)             (19,804)
                                                                              ------------        -------------
     Total Partners' Deficit................................................       (31,084)             (19,330)
                                                                              ------------        -------------
                                                                              $    332,283        $     330,509
                                                                              ============        =============

                  See Notes to Condensed Financial Statements

                   COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                       CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)


                                                                        Thirty-Six Weeks Ended
                                                                  September 12,       September 6,
                                                                      1997                 1996
                                                                 ---------------     --------------
OPERATING ACTIVITIES
     Net income..................................................$        25,893     $       10,521
     Extraordinary items.........................................        (12,473)                --
                                                                 ---------------     --------------

     Income before extraordinary items...........................         13,420             10,521
     Noncash items...............................................         14,264             21,619
     Changes in operating accounts...............................         (7,253)            (4,683)
                                                                 ---------------     --------------

        Cash provided by operating activities....................         20,431             27,457
                                                                 ---------------     --------------

INVESTING ACTIVITIES
     Additions to property and equipment, net....................        (14,978)           (11,016)
     Change in property improvement fund.........................          1,160              4,415
                                                                 ---------------     --------------

        Cash used in investing activities........................        (13,818)            (6,601)
                                                                 ---------------     --------------

FINANCING ACTIVITIES
     Proceeds from mortgage debt ................................        325,000                 --
     Repayments of mortgage debt ................................       (291,817)           (21,558)
     Capital distributions.......................................        (37,647)                --
     Payment of financing costs..................................         (5,980)                (6)
                                                                 ---------------     --------------

        Cash used in financing activities........................        (10,444)           (21,564)
                                                                 ---------------     --------------

DECREASE IN CASH AND CASH EQUIVALENTS............................         (3,831)              (708)

CASH AND CASH EQUIVALENTS at beginning of period.................         12,709             11,013
                                                                 ---------------     --------------

CASH AND CASH EQUIVALENTS at end of period.......................$         8,878     $       10,305
                                                                 ===============     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for mortgage interest.............................$        18,450     $       16,818
                                                                 ===============     ==============

                  See Notes to Condensed Financial Statements

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

2.   Revenues consist of Hotel operating results as follows (in thousands):


                                                   Twelve Weeks Ended                    Thirty-Six Weeks Ended
                                             September 12,     September 6,          September 12,     September 6,
                                                 1997              1996                   1997             1996
                                            --------------    -------------         --------------    -------------
     HOTEL SALES
         Rooms..............................$       40,878    $      39,195         $      121,572    $     113,561
         Food and beverage..................         2,808            2,929                  8,886            9,053
         Other..............................         1,524            1,581                  4,624            4,790
                                            --------------    -------------         --------------    -------------
                                                    45,210           43,705                135,082          127,404
                                            --------------    -------------         --------------    -------------
     HOTEL EXPENSES
         Departmental direct costs
             Rooms..........................         8,875            8,457                 25,833           24,782
             Food and beverage..............         2,542            2,537                  7,656            7,693
         Other hotel operating expenses.....        11,022           10,467                 32,632           30,739
                                            --------------    -------------         --------------    -------------
                                                    22,439           21,461                 66,121           63,214
                                            --------------    -------------         --------------    -------------

     REVENUES...............................$       22,771    $      22,244         $       68,961    $      64,190
                                            ==============    =============         ==============    =============

3. On March 21, 1997, the Partnership completed a refinancing of both the 49 Hotels and Hartford Hotel mortgage loan. The total amount of the debt was increased from $280.8 million to $325 million. In connection with this refinancing, the Partnership recognized a net extraordinary gain of $12.5 million related to the forgiveness of $14.9 million in deferred fees from the Manager and the write-off of $2.4 million of the financing costs related to the original debt.

4. Pursuant to the terms of the refinanced loan, the Partnership is required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes for each mortgaged property if the credit rating of Marriott International, Inc. is downgraded by Standard and Poor's Rating Services. The Manager, Courtyard Management Corporation, is a wholly-owned subsidiary of Marriott International, Inc. On April 1, 1997, Marriott International, Inc.'s credit rating was downgraded and on July 21, 1997 the Partnership subsequently transferred $1.9 million into the escrow reserve from the Manager's existing tax and insurance reserve account. During the third quarter of 1997, an additional $543,000 was transferred into and

5. The General Partner has undertaken, on behalf of the Partnership, to pursue, subject to further approval of the partners, a potential transaction (the "Consolidation") in which (i) subsidiaries of CRF Lodging Company, L.P. (the "Company"), a newly formed Delaware limited partnership, would merge with and into the Partnership and up to five other limited partnerships, with the Partnership and the other limited partnerships being the surviving entities (each, a "Merger" and collectively, the "Mergers"), subject to the satisfaction or waiver of certain conditions, (ii) CRF Lodging Trust ("CRFLT"), a Maryland real estate investment trust, the sole general partner of the Company, would offer its common shares of beneficial interest, par value $0.01 per share (the "Common Shares") to investors in an underwritten public offering and would invest the proceeds of such offering in the Company in exchange for units of limited partnership interests in the Company ("Units") and (iii) the Partnership would enter into a Lease for the operation of its Hotels pursuant to which a Lessee would pay rent to the Partnership based upon the greater of a fixed dollar amount of base rent or specified percentages of gross sales, as specified in the Lease. If the partners approve the transaction and other conditions are satisfied, the partners of the Partnership would receive Units in the Merger in exchange for their interests in the Partnership.

     A preliminary Prospectus/Consent Solicitation was filed as part of a Registration Statement on Form S-4 with the Securities and Exchange Commission and which describes the potential transaction in greater detail. Any offer of Units in connection with the Consolidation will be made solely by a final Prospectus/Consent Solicitation.

     $591,000 in real estate taxes were paid out of the reserve account resulting in an ending escrow balance of $1.9 million. The escrow reserve is included in restricted cash and the resulting tax and insurance liability is included in accounts payable and accrued liabilities in the accompanying balance sheet.

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

RESULTS OF OPERATIONS

First Three Quarters 1997 Compared to First Three Quarters 1996

Revenues. Revenues for the first three quarters 1997 increased $4.8 million, or 7%, to $69 million when compared to the same period of 1996. The Partnership's revenues and operating profit were impacted primarily by improved lodging results. The increase was driven primarily by growth in revenue per available room ("REVPAR"). REVPAR is a commonly used indicator of market performance for hotels which represents the combination of daily room rate charged and the average daily occupancy achieved. REVPAR does not include food and beverage or other ancillary revenues generated by the property. Hotel sales increased $7.7 million, or 6%, to $135.1 million in the first three quarters 1997 reflecting the improvements in REVPAR for the period.

REVPAR increased 8% for the first three quarters 1997 due primarily to an increase in average room rates of 5% to $81, while average occupancy increased one percentage point to 82% over the same period in 1996. Results were further enhanced by a one percentage point increase in the house profit margin. Due to the continued high occupancy of these properties, the Partnership expects future increase in REVPAR to be driven by room rate increases, rather than changes in occupancy. However, there can be no assurance that REVPAR will continue to increase in the future.

Operating Costs and Expenses. The Partnership's operating costs and expenses remained unchanged at $38.2 million for the first three quarters 1997 and the first three quarters 1996. As a percentage of revenues, hotel operating costs and expenses were 55% and 60% of revenues for the first three quarters 1997 and the first three quarters 1996, respectively.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased by $4.8 million to $30.8 million, or 45% of revenues, for the first three quarters 1997 from $26 million, or 40% of revenues, for the first three quarters 1996.

Interest Expense. Interest expense increased $1.6 million, or 10%, to $17.8 million for the first three quarters 1997 over the first three quarters 1996 due to the refinancing of mortgage debt from a short term loan at variable rates to a long term loan at a higher fixed rate and an increase in the balance of the loan to $325 million.

Income Before Extraordinary Items. Income before extraordinary item increased $2.9 million to $13.4 million, or 19% of revenues, for the first three quarters 1997 compared to $10.5 million, or 16% of revenues, for the first three quarters 1996.

Extraordinary Items. The Partnership recognized a net extraordinary gain in 1997 of $12.5 million representing the forgiveness of deferred management fees by Marriott International, Inc. partially offset by an extraordinary loss on the early extinguishment of debt.

Net Income. Net income for the first three quarters 1997 increased $15.4 million to $25.9 million, or 38% of revenues, compared to net income of $10.5 million, or 16% of revenues, for the first three quarters 1996 as a result of the items discussed above.

Third Quarter 1997 Compared to Third Quarter 1996

Revenues. Revenues for the third quarter 1997 increased 2% to $22.8 million due to the increase in REVPAR as described below.

REVPAR for the third quarter 1997 increased 3% to $67 primarily due to the increase in combined average room rate of $3, or 4%, to $81 while the combined average occupancy remained stable at 83%. Due to the continued high occupancy of these properties, the Partnership expects future increases in REVPAR to be driven by room rate increases, rather than changes in occupancy. However, there can be no assurance that REVPAR will continue to increase in the future.

Operating Costs and Expenses. The Partnership's operating costs and expenses increased $1.2 million, or 9%, to $14 million for third quarter 1997 primarily due to the increase in depreciation in third quarter 1997 when compared to third quarter 1996.

Operating Profit. As a result of changes in revenues and operating costs and expenses discussed above, operating profit decreased by $633,000, or 7%, to $8.8 million for third quarter 1997.

Net Income. Net income for third quarter 1997 decreased $1.5 million to $2.8 million, or 12% of revenues, compared to net income of $4.2 million, or 19% of revenues, for third quarter 1996 as a result of the decrease in operating profit as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Principal Sources and Uses of Cash

Cash provided by operations was $20.4 million and $27.5 million for the first three quarters 1997 and first three quarters 1996, respectively. The large decrease in cash provided by operations was due to the payment of $4.2 million of deferred fees in connection with the refinancing.

Cash used in investing activities was $13.8 million and $6.6 million for the first three quarters 1997 and the first three quarters 1996, respectively. The Partnership's cash investing activities consists primarily of contributions to the property improvement fund and capital expenditures for improvements to existing hotels. As part of the debt refinancing, contributions to the property improvement fund will remain at 5% of gross hotel sales through 1998 and can be increased to 6% in 1999 and 2000 and 7% thereafter.

Cash used in financing activities was $10.4 million and $21.6 million for the first three quarters 1997 and first three quarters 1996, respectively. The Partnership's cash financing activities primarily consisted of capital distributions to partners, repayments of debt and payment of financing costs, as well as the refinancing of certain debts of the partnership.

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

                          PART II. OTHER INFORMATION

                           ITEM 1. LEGAL PROCEEDINGS


     Marvin Schick, et al. v. Host Marriott Corporation, et al.  In the Chancery
     ---------------------------------------------------------
Court for New Castle County, Delaware; C.A. No. 15991. The plaintiffs, two members of an ad hoc committee of Courtyard by Marriott Limited Partners, recently filed this purported class action lawsuit against Host Marriott International and others, alleging breach of fiduciary duty, breach of contract, tortious interference and aiding and abetting liability in connection with the refinancings of Courtyard by Marriott's debt. Among other things, the plaintiffs contend that certain changes to Courtyard by Marriott's Management Agreement could not be made without the consent of a majority vote of the Courtyard by Marriott Limited Partners. The defendants (which do not include Courtyard by Marriott) believe that the lawsuit is without merit and, if current discussions fail to resolve the dispute, intend to vigorously defend the suit.

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


                                       COURTYARD BY MARRIOTT
                                       LIMITED PARTNERSHIP

                                       By:  CBM ONE CORPORATION
                                            General Partner



                   January 27, 1998    By:  /s/ Earla L. Stowe
                                            ------------------------------------
                                            Earla L. Stowe
                                            Vice President and  Chief Accounting
                                            Officer