Form 10-K
period 1997-12-31
COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
filed 1998-03-31
CIK 813807

Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-K

      [X]          Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1997

                                       OR
      [ ]       Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission File Number: 0-15736


                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                  Delaware                                  52-1468081
--------------------------------------------------------------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                  Identification No.)

            10400 Fernwood Road
             Bethesda, Maryland                               20817
--------------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No ____ (Not Applicable). On August 25, 1992, the Registrant filed an application for relief from the reporting requirements of the Securities Exchange Act of 1934 pursuant to Section 12(h) thereof. Because of the pendency of such application, the Registrant was not required to, and did not make, any filings pursuant to the Securities Exchange Act of 1934 from October 23, 1989 until the application was voluntarily withdrawn on January 27, 1998.

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

================================================================================

================================================================================
                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
================================================================================

                                TABLE OF CONTENTS

                                                                        PAGE NO.

                                     PART I

Item 1.      Business..........................................................1

Item 2.      Properties........................................................7

Item 3.      Legal Proceedings.................................................9

Item 4.      Submission of Matters to a Vote of Security Holders...............9


                                     PART II

Item 5.      Market For The Partnership's Limited Partnership Units
             and Related Security Holder Matters..............................10

Item 6.      Selected Financial Data..........................................11

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................11

Item 8.      Financial Statements and Supplementary Data......................17

Item 9.      Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure.........................................33


                                    PART III

Item 10.     Directors and Executive Officers.................................33

Item 11.     Management Remuneration and Transactions.........................34

Item 12.     Security Ownership of Certain Beneficial Owners and Management...34

Item 13.     Certain Relationships and Related Transactions...................34


                                     PART IV

Item 14.     Exhibits, Supplemental Financial Statement Schedules
             and Reports on Form 8-K..........................................38

                                     PART I

ITEM 1.          BUSINESS

Description of the Partnership

Courtyard by Marriott Limited Partnership, a Delaware limited partnership (the "Partnership"), was formed on July 15, 1986 to acquire and own 50 Courtyard by Marriott hotels (the "Hotels") and the respective fee or leasehold interests in the land on which the Hotels are located. The Hotels are located in 16 states and contain a total of 7,223 guest rooms as of December 31, 1997. The Partnership commenced operations on August 20, 1986 and will terminate on December 31, 2086, unless earlier dissolved.

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

The Hotels are operated as part of the Courtyard by Marriott system, which includes over 343 hotels worldwide in the moderately-priced segment of the U.S. lodging industry. The Hotels are managed by Courtyard Management Corporation (the "Manager"), a wholly-owned subsidiary of Marriott International, Inc. ("MII"). As part of the refinancing in March 1997, the two Operating Agreements were converted into a single management agreement (the "Management Agreement") effective January 4, 1997. The initial term of the Management Agreement expires at the end of 2017. The Manager can extend the Management Agreement for up to four successive periods of ten years. The Hotels have the right to use the Courtyard by Marriott name pursuant to the Management Agreement and, if the Management Agreement is terminated or not renewed, the Partnership would lose that right for all purposes (except as part of the Partnership's name). See Item 13 "Certain Relationships and Related Transactions."

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

Debt Financing

As of December 31, 1996, the Partnership had a $282.2 million non-recourse mortgage loan for 49 of the 50 Partnership Hotels (the "49 Hotels Loan"). The 49 Hotels Loan required minimum annual principal payments of $7 million. In addition, the 49 Hotels Loan required that certain percentages of cash flow be used to paydown the loan as follows: (i) 100% of available cash flow, as defined, was used to pay principal until the loan balance was below $300 million, (ii) 80% of available cash flow, as defined, was used to pay principal if the loan balance was between $250 million and $299 million, and (iii) 75% of available cash flow, as defined, was used to pay principal, if the loan balance was $250 million or less. The 49 Hotels Loan would have matured on June 15, 1997; however, the term could have been extended for two one-year terms if certain performance operating profit levels, as defined, were met. These performance levels were met for 1995 and 1996. During 1996, the Partnership repaid $28.4 million of principal on the 49 Hotels Loan. In addition, the Partnership repaid $8.2 million of principal from fourth quarter 1996 Partnership operations in February 1997. The loan bore interest at LIBOR plus
1.75 percentage points from January 1, 1997 through March 21, 1997 at which time the loan was paid in full upon refinancing. At March 21, 1997, the 49 Hotels Loan's interest rate was 7.125%, and the weighted average interest rate was 7.2% for the period January 1, 1997 through March 21, 1997.

In addition, as of December 31, 1996, the Partnership had $6.3 million of non-recourse debt related to the Windsor Connecticut Hotel (the "Windsor Loan"). Amortization of the Windsor Loan began in 1992 with a scheduled maturity of August 15, 1996. In exchange for Host Marriott providing a guaranty of repayment of the loan balance at maturity, the lender agreed to extend the maturity to March 31, 1997. The loan bore interest at a floating rate equal to the adjusted CD rate or LIBOR plus two percentage points. At March 21, 1997, the loan's interest rate was 7.375%, and the weighted average interest rate was 7.65% for 1997.

On March 21, 1997 (the "Refinancing Date") both the 49 Hotels Loan and the Windsor Loan were refinanced. The total amount of the debt was increased from $280.8 million to $325.0 million. The $44.2 million of excess refinancing proceeds were used to: (i) make a $7 million contribution to the property improvement fund to cover anticipated shortfalls; (ii) pay approximately $7 million of refinancing costs; and (iii) make a $30.2 million partial return of capital distribution to the partners. The new loan continues to be non-recourse and requires monthly payments of interest at a fixed rate of 7.865% and principal based on a 20-year amortization schedule. The loan has a scheduled maturity on April 10, 2012; however, the loan maturity can be extended for an additional five years. During the extended loan term, the loan bears interest at an Adjusted Rate, as defined, and all cash flow, from Partnership operations will be used to amortize the principal balance of the loan. As of December 31, 1997, the principal balance of the loan was $320.4 million.

The refinanced mortgage loan is secured by first mortgages on all 50 of the Partnership's Hotels, related personal property, and the land on which the Hotels are located or an assignment of the Partnership's interest under the land leases. All obligations under the debt guaranties expired with the repayment of the 49 Hotels Loan and the Windsor Loan. No new guaranties have been provided by Host Marriott or MII. As additional security, affiliates of MII, as the land lessors, agreed to continue to subject their ownership interest as well as receipt of ground rent to debt service on the mortgage loan.

Material Contracts

In connection with the debt refinancing, the Operating Agreements, as defined below, were terminated as of January 4, 1997 and a new management agreement (the "Management Agreement") was executed for the management of the 50 Partnership Hotels.

Operating Agreements

On the Final Closing Date, the Partnership entered into a long-term management agreement (the "Original Management Agreement") with Courtyard Management Corporation to operate the Hotels as part of the Courtyard by Marriott hotel system. Effective January 1, 1994, in connection with the 49 Hotels Loan agreement, the Original Management Agreement was converted into two long-term operating agreements (the "Operating Agreement(s)") with the Operator, one for the 49 Hotels and one for the Windsor Hotel. The Operating Agreements had initial terms expiring on December 31, 2007 for a majority of the Hotels. The Operator could renew the term, for one or more of the Hotels, at its option, for up to five successive terms of 10 years each. The Operating Agreements provided for annual payments to the Operator of (i) the base management fee equal to 3% of gross sales from the Hotels, (ii) the Courtyard management fee equal to 3% of gross sales from the Hotels, and (iii) the incentive management fee equal to 15% of operating profit, as defined.

The Operating Agreements provided for the establishment of a property improvement fund to ensure that the physical condition and product quality of the Hotels were maintained. Under the Operating Agreements, contributions to the property improvement fund were equal to 5% of gross Hotel sales through 1996.

Management Agreement

As part of the refinancing, the two Operating Agreements were converted into a single Management Agreement effective January 4, 1997. The initial term of the Management Agreement expires at the end of 2017. The Manager can extend the Management Agreement for up to four successive periods of ten years.

The Management Agreement provides for annual payments to the Manager of (i) the base management fee equal to 3% of gross sales from the Hotels (ii) the Courtyard management fee equal to 3% of gross sales from the Hotels, and (iii) the incentive management fee equal to 15% of operating profit, as defined. Under the Management Agreement, the Manager has agreed to subordinate a portion of the Courtyard management fee equal to 1% of gross Hotel sales to debt service on the 50 Hotels Loan. In addition, the Partnership paid $4.2 million of deferred incentive management fees at closing and the Manager agreed to forgive approximately $15 million of deferred fees leaving a $6.5 million balance of accrued incentive management fees. Incentive management fees are equal to 15% of operating profit. Deferred and current year incentive management fees will be payable from 50% of available cash after the payment of: (i) debt service; (ii) deferred Courtyard management fees, if any; (iii) deferred the Manager ground rent, if any; and (iv) a priority return to the Partnership equal to 10% of cumulative capital less sale and refinancing proceeds. In addition, incentive management fees paid are capped at 15% of operating profit and no longer increase to 25% of operating profit once cumulative distributions of refinancing proceeds equal $60.5 million. Deferred management fees are not payable to the Manager from sale or refinancing proceeds. Unpaid incentive management fees will not accrue. During 1997, the Manager earned $8.9 million of incentive management fees. At December 31, 1997, the accrued incentive management fee balance was $6.5 million.

The Management Agreement provides for the establishment of a property improvement fund to ensure that the physical condition and product quality of the Hotels are maintained. Under the Management Agreement, contributions to the property improvement fund are 5% of gross Hotel sales through 1998. However, contributions can be increased to 6% of gross Hotel sales for 1999 and 2000 and 7% thereafter.

Ground Leases

The land on which 31 of the Hotels are located is leased from MII or affiliates of MII. In addition, two of the Hotels are located on land leased from third parties. The land leases have remaining terms (including renewal options) expiring between the years 2058 and 2081. The MII land leases and the third party land leases provide for rent based on specific percentages (from 2% to 9.75%) of gross sales in certain categories, subject to minimum amounts. The minimum rentals are adjusted at various anniversary dates throughout the lease terms, as defined in the agreements. For 1997, the Partnership paid a total of $7,880,000 in ground rent. See Item 2 "Properties" for a listing of Hotels that have ground leases.

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

Significant competitors in the moderately priced lodging segment include Holiday Inn, Ramada Inn, Sheraton Inn, Hampton Inn and Hilton Inn. The lodging industry in general, and the moderately priced segment in particular, is highly competitive, but the degree of competition varies from location to location and over time. An increase in supply growth began in 1996 with the introduction of a number of new national brands. For 1998, the outlook continues to be positive. Courtyards continue to command a premium share of the market in which they are located in spite of the growth of new chains. It is expected that Courtyard will continue outperforming both national and local competitors. The brand is continuing to carefully monitor the introduction of new mid-priced brands including Wingate Hotels, Hilton Garden Inns, Four Points by Sheraton, Mainstay, Candlewood, Club Hotels and Clarion.

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

Under Delaware law, the General Partner has unlimited liability for the obligations of the Partnership, unless those obligations are, by contract, without recourse to the partners of the Partnership. Since the General Partner is entitled to operate and control the business and operations of the Partnership, and because certain actions taken by the General Partner or the Partnership could expose the General Partner or its parent, Host Marriott, to liability that is not shared by the limited partners (for example, tort liability and environmental liability), this control could lead to conflicts of interest. Under Delaware law, the General Partner has a fiduciary duty to the Partnership and is required to exercise good faith and loyalty in all its dealings with respect to Partnership affairs.

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

Potential Transaction

The General Partner has undertaken, on behalf of the Partnership, to pursue, subject to further approval of the partners, a potential transaction (the "Consolidation") in which (i) subsidiaries of CRF Lodging Company, L.P. (the "Company"), a newly formed Delaware limited partnership, would merge with and into the Partnership and up to five other limited partnerships, with the Partnership and the other limited partnerships being the surviving entities (each, a "Merger" and collectively, the "Mergers"), subject to the satisfaction or waiver of certain conditions; (ii) CRF Lodging Trust ("CRFLT"), a Maryland real estate investment trust, the sole general partner of the Company, would offer its common shares of beneficial interest, par value $0.01 per share (the "Common Shares") to investors in an underwritten public offering and would invest the proceeds of such offering in the Company in exchange for units of limited partnership interests in the company ("CRFLT Units"); and (iii) the Partnership would enter into a Lease for the operation of its Hotels pursuant to which a Lessee would pay rent to the Partnership based upon the greater of a fixed dollar amount of base rent or specified percentages of gross sales, as specified in the Lease. If the partners approve the transaction and other conditions are satisfied, the partners of the Partnership would receive CRFLT Units in the Merger in exchange for their interests in the Partnership.

A preliminary Prospectus/Consent Solicitation was filed as part of a Registration Statement on Form S-4 with the Securities and Exchange Commission and which describes the potential transaction in greater detail. Any offer of CRFLT Units in connection with the consolidation will be made solely by a final Prospectus/Consent Solicitation.


ITEM 2.          PROPERTIES

Introduction

The properties consisted of 50 Courtyard by Marriott hotels as of December 31, 1997. The Hotels have been in operation for at least nine years. The Hotels range in age between 10 and 15 years. The Hotels are geographically diversified among 16 states, and no state has more than nine Hotels.

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

                              COURTYARD BY MARRIOTT
                           LIMITED PARTNERSHIP HOTELS
                              (50 Courtyard Hotels)

Location                                       Rooms
Alabama
   Montgomery (1)                               146

Arizona
   Phoenix Airport (1)                          145

California
   Buena Park (1)                               145
   Fremont (1)                                  146
   Pleasanton                                   145
   Sacramento-Rancho Cordova                    144
   San Francisco Airport (2)                    147
   Santa Ana (1)                                145

Connecticut
   Windsor (1)                                  149

Florida
   Melbourne (1)                                146
   Miami Airport-West (1)                       145
   Tallahassee (1)                              154

Georgia
   Atlanta-Delk Road (1)                        146
   Atlanta-Executive Park (1)                   145
   Atlanta-Northlake (2)                        128
   Atlanta-Peachtree Corners                    131
   Atlanta-Peachtree Dunwoody                   128
   Atlanta-Windy Hill                           127
   Augusta                                      130
   Columbus                                     139
   Savannah                                     144

Illinois
   Naperville (1)                               147

Maryland
   Hunt Valley (1)                              146
   Landover                                     152
   Rockville (1)                                147


Michigan
    Dearborn (1)                                147
    Southfield                                  147
    Troy                                        147
    Warren                                      147

North Carolina
    Charlotte-Arrowood Road (1)                 146
    Raleigh-Wake Forest Road                    153

New York
    Tarrytown                                   139

Ohio
    Cincinnati-Blue Ash (1)                     149
    Columbus-Dublin (1)                         147
    Columbus-Worthington (1)                    145

Pennsylvania
    Valley Forge (1)                            150

Tennessee
    Brentwood (1)                               145
    Memphis-Park Avenue East (1)                146

Texas
    Arlington                                   147
    Bedford (1)                                 145
    Dallas-Addison (1)                          145
    Dallas-Las Colinas                          147
    Dallas-LBJ Northwest (1)                    146
    San Antonio Airport (1)                     145
    San Antonio-Medical Center (1)              146

Virginia
    Fair Oaks                                   144
    Herndon (1)                                 146
    Hampton (1)                                 146
    Richmond (1)                                145
    Virginia Beach (1)                          146

(1) Land is leased from MII or an affiliate of MII. (2) Land is leased from a third party.

ITEM 3.          LEGAL PROCEEDINGS

Marvin Schick and Jack Hirsch, the plaintiffs in a class action lawsuit filed their complaint on October 16, 1997 in Delaware Chancery court against the General Partner, the Manager and certain of their respective affiliates, officers and directors. Plaintiffs are members of an ad hoc committee of the Partnership's limited partners which has been closely monitoring the affairs of the Partnership for a number of years. This lawsuit primarily involves allegations that in 1994 the General Partner agreed to decrease the owner's priority under the terms of the Management Agreement to the benefit of the Manager without obtaining the consent of the limited partners. The lawsuit includes claims against Host Marriott and the General Partner for breach of contract and breach of fiduciary duty, and against MII and the Manager for interference with contract and aiding and abetting in the breach of fiduciary duties. The General Partner believes that the change in the Management Agreement did not require limited partner approval, because, among other things, it did not result in an increase in compensation to the Manager. The General Partner intends to vigorously defend this lawsuit and expects to prevail on the merits.

On February 11, 1998, four individual limited partners in partnerships sponsored by Host Marriott Corporation ("Host Marriott"), filed a class action lawsuit against Host Marriott and the general partners of Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, and Fairfield Inn by Marriott Limited Partnership (collectively, the "Partnerships"). The plaintiffs allege that the merger of the Partnerships (the "Merger") into an umbrella partnership real estate investment trust proposed by CRF Lodging Company, L.P. in a preliminary registration statement filed with the Securities and Exchange Commission, dated December 22, 1997, constitutes a breach of the fiduciary duties owed to the limited partners of the Partnerships by Host Marriott and the general partners of the Partnerships. In addition, the plaintiffs allege that the Merger breaches various agreements relating to the Partnerships. The plaintiffs are seeking, among other things, the following: certification of a class; injunction relief to prohibit consummation of the Merger or, in the alternative, recision of the Merger; and damages. Host Marriott and the general partners of the Partnership believe that these allegations are totally devoid of merit and they intend to vigorously defend against such claims. The defendants also maintain this lawsuit is premature because the Merger has not been, and may not be, consummated as proposed in the filings.

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


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II


ITEM 5.          MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP UNITS AND
                         RELATED SECURITY HOLDER MATTERS

There is currently no established public trading market for the units and it is not anticipated that a public market for the Units will develop. Transfers of Units are limited to the first date of each accounting period and may be made only to accredited investors. All transfers are subject to approval by the General Partner. As of December 31, 1997, there were 1,196 holders (including holders of half-units) of record of the 1,150 Units.

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

In April 1997, the Partnership made a partial return of capital distribution of $1,513,158 to the General Partner and $28,750,000 to the limited partners ($25,000 per limited partner unit) from excess refinancing proceeds. In addition, during 1997, the Partnership distributed $484,211 to the General Partner and $9,200,000 to the limited partners ($8,000 per limited partner unit) from 1997 operations. In April 1998, the Partnership will distribute an additional $2,300,000 to the limited partners ($2,000 per limited partner unit) and $121,053 to the General Partner as the final cash distribution from 1997 operations.

As of December 31, 1997, the Partnership has distributed a total of $3,582,008 to the General Partner and $68,058,150 to the limited partners ($59,181 per limited partner unit) since inception. Included in the $59,181 of distributions per limited partner unit was $4,000 per limited partner unit distribution from excess refinancing proceeds that was distributed to the partners in 1988 and the $25,000 per limited partner unit from 1997 excess refinancing proceeds.


ITEM 6.          SELECTED FINANCIAL DATA

The following selected financial data presents historical operating information for the Partnership for each of the five years in the period ended December 31, 1997 presented in accordance with generally accepted accounting principles (in thousands, except per unit amounts):

                                                             1997         1996         1995          1994          1993
                                                          ---------    ----------   ----------   -----------   --------

Revenues..................................................$  95,304    $   90,300   $   83,043   $    76,087   $   68,780
                                                          =========    ==========   ==========   ===========   ==========

Net income................................................$  27,813    $   13,454   $    4,988   $    53,409   $    1,863
                                                          =========    ==========   ==========   ===========   ==========

Net income per limited  partner unit (1,150 Units)........$  22,976    $   11,114   $    4,120   $    44,120   $    1,539
                                                          =========    ==========   ==========   ===========   ==========

Total assets..............................................$ 331,406    $  330,509   $  338,740   $   349,641   $  365,337
                                                          =========    ==========   ==========   ===========   ==========

Total liabilities.........................................$ 362,991    $  349,839   $  369,224   $   385,113   $  454,218
                                                          =========    ==========   ==========   ===========   ==========

Cash distributions per limited partner unit (1,150 Units).$  35,000    $    2,000   $       --   $        --   $       --
                                                          =========    ==========   ==========    ==========   ==========


ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

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

GENERAL

The following discussion and analysis addresses results of operations for the fiscal years ended December 31, 1997, 1996 and 1995. Since 1990, Courtyard by Marriott Limited Partnership ("the Partnership") has owned the 50 hotels (the "Hotels") which, as of December 31, 1997, contain a total of 7,223 guest rooms. During the period from 1995 through 1997, Partnership revenues grew from $83.0 million to $95.3 million, while the Partnership's total hotel sales grew from $170.8 million to $189.6 million. Growth in room sales, and thus hotel sales, is driven primarily by growth in revenue per available room ("REVPAR"). REVPAR is a commonly used indicator of market performance for hotels which represents the combination of daily room rate charged and the average daily occupancy achieved. REVPAR does not include food and beverage or other ancillary revenues generated by the property. During the period from 1995 through 1997, the Hotels' combined average room rate increased by $10 to $81, while the combined average occupancy decreased one percentage point to 80%.

The Partnership's operating costs and expenses are, to a great extent, fixed. Therefore, the Partnership derives substantial operating leverage from increases in revenue offset in part by (i) base, Courtyard and incentive management fees under the Management Agreement, which are each 3% of gross hotel sales, and (ii) variable ground lease payments.

RESULTS OF OPERATIONS

The following table shows selected combined operating and financial statistics for the Hotels (in thousands, except combined average occupancy, combined average daily room rate, revenue per available room ("REVPAR") and number of rooms:

                                                                                    Year Ended December 31,
                                                                            1997        1996           1995
Combined average occupancy..............................................  80.0%          79.2%           81.0%
Combined average daily room rate........................................$ 81.10   $      76.39    $      71.23
REVPAR  ................................................................$ 64.88   $      60.50    $      57.70
Number of rooms.........................................................  7,223          7,223           7,223
Rooms sales.............................................................$170,583  $    162,126    $    151,571
Food and beverage sales.................................................  12,470        12,975          12,787
Other sales.............................................................   6,499         6,538           6,441
                                                                         --------   ----------     -----------
     Total hotel sales.................................................. 189,552       181,639         170,799
Direct hotel operating costs and expenses...............................  94,248        91,339          87,756
                                                                         --------   -----------    ------------
Hotel Revenues..........................................................$ 95,304   $    90,300    $     83,043
                                                                         ========   ===========    ============

1997 Compared to 1996:

Revenues. Revenues increased $5.0 million, or 6%, to $95.3 million in 1997 from $90.3 million in 1996 as a result of strong growth in REVPAR of 7%. Hotel sales increased $7.9 million, or 4%, to $189.6 million in 1997 also reflecting improvements in REVPAR for the year. The increase in REVPAR was primarily a result of a 6% increase in average room rates and a one percentage point increase in average occupancy.

Operating Costs and Expenses. Operating costs and expenses increased $.3 million, or .6%, to $54.6 million in 1997 from $54.3 million in 1996, primarily reflecting an increase in base, Courtyard and incentive management fees associated with rising revenues and operating profit. As a percentage of hotel revenues, operating costs and expenses represented 57% of revenues for 1997 and 60% in 1996.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased $4.7 million to $40.7 million, or 43% of total revenues, in 1997 from $36 million, or 40% of revenues, in 1996.

Interest Expense. Interest expense increased $2.5 million to $26.0 million due to the increased level of debt from $280.8 million to $325.0 million as a result of the refinancing.

Income Before Extraordinary Items. Income before extraordinary items increased $1.9 million to $15.3 million, or 16% of revenues, in 1997, from $13.5 million, or 15% of revenues, in 1996.

Extraordinary Items. The Partnership recognized an extraordinary gain in 1997 of $14.9 million representing the forgiveness of deferred management fees by the Manager. This extraordinary gain was combined with a loss on extinguishment of debt of $2.4 million resulting in a net extraordinary gain of $12.5 million.

Net Income. Net income increased $14.4 million to $27.8 million, or 29% of total revenues, in 1997 from $13.5 million, or 15% of total revenues, in 1996 due to improved lodging results and the impact of the net extraordinary gain discussed above.

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

CAPITAL RESOURCES AND LIQUIDITY

Principal Sources and Uses of Cash

The Partnership's principal source of cash is cash from operations. Cash provided by operations was $31.7 million, $42.7 million and $34.7 million for the years ended 1997, 1996 and 1995, respectively. The decrease from 1996 to 1997 was primarily due to $4.2 million of deferred incentive management fees paid in 1997 and no deferral of current incentive management fees in 1997. According to the new management agreement, unpaid incentive management fees will no longer accrue. The increase in cash from operations from 1995 to 1996 was due to a 9% increase in revenues.

The Partnership's cash investing activities consist primarily of contributions to the property improvement fund and capital expenditures for improvements to existing hotels. Cash used in investing activities was $16.8 million, $9.6 million and $9.4 million for 1997, 1996 and 1995, respectively. As part of the debt refinancing, contributions to the property improvement fund will remain at 5% of gross Hotel sales through 1998 and may be increased by the Manager to 6% in 1999 and 2000 and 7% thereafter if the current contribution of 5% of gross Hotel sales is insufficient to make the replacements, renewals and repairs to maintain the Hotels in accordance with the Manager's standards for Courtyard by Marriott hotels. Capital expenditures for hotel improvements were $23.6 million, $19.1 million and $10.5 million for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in capital expenditures is primarily related to room renovations and replacements at the Partnership's Hotels.

The   Partnership's   financing   activities   primarily   consist   of  capital
distributions to its partners, repayments of debt and payment of financing costs, as well as the refinancing of the Partnership's mortgage debt. Cash used in financing activities was $17.7 million, $31.4 million and $25.1 million for 1997, 1996 and 1995, respectively. During 1997 and 1996, the Partnership paid cash distributions of $40.1 million and $2.3 million, respectively. Cash distributions in 1997 included $28.8 million to the limited partners ($25,000 per limited partner unit) and $1.5 million to the General Partner as a return on invested capital paid from refinancing proceeds. No capital distributions were paid in 1995.

In February 1997, the Partnership repaid $8.2 million in principal on the 49 Hotels Loan with cash flow from 1996 operations. On March 21, 1997, the Partnership repaid $280.8 million in principal on the 49 Hotels Loan and the Windsor Loan from the proceeds of the debt refinancing. In addition, from March 22, 1997 through December 31, 1997, the Partnership repaid $4.6 million in principal on the refinanced debt. During 1996 and 1995, the Partnership repaid $28.8 million and $25 million in principal on the 49 Hotels Loan and the Windsor Loan. The Partnership also paid $24.8 million, $22.1 million and $25.5 million of interest on its mortgage debt in 1997, 1996 and 1995, respectively.

Pursuant to the terms of the 50 Hotels Loan, the Partnership is required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes for each Hotel if the credit rating of Marriott International, Inc. is downgraded by Standard and Poor's Rating Services. The Manager, Courtyard Management Corporation, is a wholly-owned subsidiary of Marriott International, Inc. In March 1997, MII acquired the Renaissance Hotel Group N.V., adding greater geographic diversity and growth potential to its lodging portfolio. The assumption of additional debt associated with this transaction resulted in a single downgrade of MII's long-term senior unsecured debt effective April 1997. Therefore, the Partnership has transferred $3.9 million into the reserve account as of December 31, 1997. Out of the balance, approximately $3.2 million of real estate taxes have been paid. The escrow reserve is included in restricted cash and the resulting tax and insurance liability is included in accounts payable and accrued liabilities in the accompanying balance sheet.

In addition, in connection with the 50 Hotels Loan, the Partnership was also required to reserve one month's debt service in a separate account. In 1997, the Partnership transferred $2.8 million into the debt reserve account. The debt service reserve is also included in restricted cash in the accompanying balance sheet.

The change in restricted cash includes the debt service reserve of $2.8 million and the $.7 million remaining in the real estate tax and insurance escrow account reduced by $.8 million of accrued real estate tax liabilities.

Refinancing

In March 1997, the General Partner refinanced all of its outstanding mortgage debt. The total amount of debt increased from $280.8 million to $325 million. The $44.2 million of excess financing proceeds were used to make a $7 million contribution to the property improvement fund, a $30.2 million partial return of capital distribution to the partners and to pay $7 million of refinancing costs. The new non-recourse loan matures on April 10, 2012, requires principal amortization on a 20-year term and carries a fixed interest rate of 7.865%.

The land on which 31 of the Hotels are located is leased from affiliates of MII. The ground leases have remaining terms (including all renewal options) expiring between the years 2058 and 2081. The MII ground leases provide for rent based on specific percentages (from 2% to 9.75%) of certain sales categories, subject to minimum amounts. The minimum rentals are adjusted at various anniversary dates throughout the lease terms, as defined in the agreements. The affiliates of MII, as land lessors, agreed to continue to subordinate their ownership interest as well as receipt of ground rent to debt service on the 50 Hotels Loan obtained March 21, 1997.

Property Improvement Fund

The Management Agreement requires annual contributions to a property improvement fund to ensure that the physical condition and product quality of the Hotels are maintained. Contributions to this fund are based on a percentage of annual total hotel sales, currently equal to 5%. The Partnership believes that the 5% contribution requirement is consistent with industry standards. However, in accordance with the Management Agreement, contributions to the property improvement fund may be increased by the Manager to 6% in 1999 and 2000 and 7% thereafter if the current contribution of 5% of gross Hotel sales is insufficient to make the replacements, renewals and repairs to maintain the Hotels in accordance with the Manager's standards for Courtyard by Marriott hotels. The balance in the fund totaled $1.6 million as of December 31, 1997. Total capital expenditures for 1997, 1996 and 1995 were $23.6 million, $19.1 million and $7.9 million, respectively.

General

The General Partner believes that cash from hotel operations combined with the ability to defer 1% of the Courtyard management fee to the Manager and ground rent payments to MII will provide adequate funds in the short term and long term for the operational needs of the Partnership.

Competition

The moderately priced lodging segment continues to be highly competitive. An increase in supply growth continued throughout 1997 with the introduction of a number of new national brands. For 1998, the outlook continues to be positive. Courtyards continue to command a premium share of the market in which they are located in spite of the growth of new chains. It is expected that Courtyard will continue outperforming both national and local competitors. The brand is continuing to carefully monitor the introduction of new mid-priced brands including Wingate Hotels, Hilton Garden Inns, Four Points by Sheraton, Mainstay, Candlewood, Club Hotels and Clarion.

Inflation

The rate of inflation has been relatively low in the past four years. The Manager is generally able to pass through increased costs to customers through higher room rates and prices. In 1997, average rates of Courtyard hotels exceeded inflationary costs, but lagged the increases of direct competitors who have been able to realize higher rates due to climbing occupancies. On March 21, 1997, the Partnership refinanced its mortgage debt and fixed its interest costs thereby eliminating the Partnership's exposure to the impact of inflation on future interest costs.

Seasonality

Demand, and thus room occupancy, is affected by normally recurring seasonal patterns. For most of the Hotels, demand is higher in the spring and summer months (March through October) than during the remainder of the year.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index                                                                       Page

Courtyard by Marriott Limited Partnership Financial Statements:

      Report of Independent Public Accountants.............................   18

      Statement of Operations..............................................   19

      Balance Sheet........................................................   20

      Statement of Changes in Partners' Capital (Deficit)..................   21

      Statement of Cash Flows..............................................   22

      Notes to Financial Statements........................................   23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE PARTNERS OF COURTYARD BY MARRIOTT LIMITED PARTNERSHIP:

We have audited the accompanying balance sheet of Courtyard by Marriott Limited Partnership (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Courtyard by Marriott Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index at Item 14(a)(2) is presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements, and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                             ARTHUR ANDERSEN LLP


Washington, D.C.
February 17, 1998

                             STATEMENT OF OPERATIONS
                    Courtyard by Marriott Limited Partnership
              For the Years Ended December 31, 1997, 1996 and 1995
                     (in thousands, except per Unit amounts)


                                                                                  1997             1996             1995
                                                                              ------------    -------------   -------------

HOTEL REVENUES (Note 3).......................................................$     95,304    $      90,300   $      83,043
                                                                              ------------    -------------   -------------

OPERATING COSTS AND EXPENSES
     Depreciation.............................................................      19,387           19,258          19,753
     Base and Courtyard management fees to
        Courtyard Management Corporation......................................      11,373           10,898          10,248
     Incentive management fee to Courtyard Management Corporation.............       8,906            9,365           8,615
     Ground rent..............................................................       7,648            7,246           7,066
     Property taxes...........................................................       5,278            5,977           5,381
     Insurance and other......................................................       2,029            1,571           1,228
                                                                              ------------    -------------   -------------

           Total Operating Costs and Expenses.................................      54,621           54,315          52,291
                                                                              ------------    -------------   -------------

OPERATING PROFIT..............................................................      40,683           35,985          30,752
     Interest expense.........................................................     (25,990)         (23,529)        (27,001)
     Interest income..........................................................         647              998           1,237
                                                                              ------------    -------------   -------------

NET INCOME BEFORE EXTRAORDINARY ITEMS.........................................      15,340           13,454           4,988

EXTRAORDINARY ITEMS
     Gain on forgiveness of deferred management fees..........................      14,896               --              --
     Loss on extinguishment of debt...........................................      (2,423)              --              --
                                                                              ------------    -------------   -------------

NET INCOME....................................................................$     27,813    $      13,454   $       4,988
                                                                              ============    =============   =============

ALLOCATION OF NET INCOME
     General Partner..........................................................$      1,391    $         673   $         250
     Limited Partners.........................................................      26,422           12,781           4,738
                                                                              ------------    -------------   -------------

                                                                              $   27,813      $      13,454      $    4,988
                                                                              ============    =============   =============
NET INCOME BEFORE EXTRAORDINARY ITEMS PER
     LIMITED PARTNER UNIT (1,150 Units).......................................$     12,672    $      11,114   $       4,120
                                                                              ============    =============   =============

NET INCOME PER LIMITED PARTNER UNIT (1,150 Units).............................$     22,976    $      11,114   $       4,120
                                                                              ============    =============   =============


              The accompanying notes are an integral part of these
                             financial statements.

                                  BALANCE SHEET
                    Courtyard by Marriott Limited Partnership
                           December 31, 1997 and 1996
                                 (in thousands)

                                                                                                   1997           1996
                                                                                                -----------   --------
ASSETS
  Property and equipment, net...................................................................$   305,156   $   300,939
  Deferred financing costs, net of accumulated amortization.....................................      6,295         3,087
  Due from Courtyard Management Corporation.....................................................      4,913         5,325
  Property improvement fund.....................................................................      1,628         8,449
  Restricted cash...............................................................................      7,964            --
  Cash and cash equivalents.....................................................................      5,450        12,709
                                                                                                -----------   -----------

                                                                                             $   331,406   $   330,509
                                                                                                ===========   ===========
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


LIABILITIES
  Mortgage debt.................................................................................$   320,407   $   288,975
  Straight-line ground rent due to affiliates of Marriott International, Inc....................     19,616        19,848
  Debt service guaranty and accrued interest payable to Host Marriott Corporation...............     13,594        12,975
  Management fees due to Courtyard Management Corporation.......................................      6,476        25,596
  Accounts payable and accrued liabilities......................................................      2,898         2,445
                                                                                                -----------   -----------

     Total Liabilities..........................................................................    362,991       349,839
                                                                                                -----------   -----------

PARTNERS' CAPITAL (DEFICIT)
  General Partner
     Capital contributions......................................................................     28,218        28,218
     Capital distributions......................................................................     (3,582)       (1,464)
     Cumulative net losses......................................................................    (24,890)      (26,280)
                                                                                                -----------   -----------

                                                                                                       (254)          474
                                                                                                -----------   -----------
  Limited Partners
     Capital contributions, net of offering costs of $12,912....................................    100,845       100,845
     Investor notes receivable..................................................................        (98)          (98)
     Capital distributions......................................................................    (68,058)      (30,108)
     Cumulative net losses......................................................................    (64,020)      (90,443)
                                                                                                -----------   -----------

                                                                                                    (31,331)      (19,804)
                                                                                                -----------   -----------
     Total Partners' Deficit....................................................................    (31,585)      (19,330)
                                                                                                -----------   -----------


                                                                                                $   331,406   $   330,509
                                                                                                ===========   ===========

              The accompanying notes are an integral part of these
                             financial statements.

                             STATEMENT OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)
                    Courtyard by Marriott Limited Partnership
              For the Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)


                                                                                   General       Limited
                                                                                   Partner       Partners         Total
                                                                                -----------    -----------    -----------
Balance, December 31, 1994......................................................$      (449)   $   (35,023)   $   (35,472)

     Net income.................................................................        250          4,738          4,988
                                                                                -----------    -----------    -----------

Balance, December 31, 1995......................................................       (199)       (30,285)       (30,484)

     Capital distributions......................................................                    (2,300)        (2,300)

     Net income.................................................................        673         12,781         13,454
                                                                                -----------    -----------    -----------

Balance, December 31, 1996......................................................        474        (19,804)       (19,330)

     Capital distributions......................................................     (2,118)       (37,950)       (40,068)

     Net income.................................................................      1,390         26,423         27,813
                                                                                -----------    -----------    -----------

Balance, December 31, 1997......................................................$      (254)   $   (31,331)   $   (31,585)
                                                                                ===========    ===========    ===========

























              The accompanying notes are an integral part of these
                             financial statements.

                             STATEMENT OF CASH FLOWS
                    Courtyard by Marriott Limited Partnership
              For the Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)

                                                                                     1997          1996           1995
                                                                                  -----------   -----------   -----------

OPERATING ACTIVITIES
     Net income...................................................................$    27,813   $    13,454   $     4,988
     Net extraordinary items......................................................    (12,473)           --            --
                                                                                  -----------   -----------   -----------
     Income before extraordinary items............................................     15,340        13,454         4,988
     Noncash items:
        Depreciation..............................................................     19,387        19,258        19,753
        Deferred incentive management fees........................................         --         9,365         8,615
        Amortization of deferred financing costs as interest expense..............        696         1,126         1,123
        Deferred interest on guaranty advances ...................................        619           609           648
        Straight-line and deferred ground rent....................................         --             ,           192
     Changes in operating accounts:
        Payment of deferred incentive management fees.............................     (4,224)           --            --
        Due from Courtyard Management Corporation.................................        412          (553)         (355)
        Straight-line ground rent due to affiliates of
          Marriott International, Inc.............................................       (232)         (268)            ,
        Accounts payable and accrued liabilities..................................       (313)         (303)         (263)
                                                                                  -----------   -----------   -----------

          Cash provided by operations.............................................     31,685        42,688        34,701
                                                                                  -----------   -----------   -----------

INVESTING ACTIVITIES
     Additions to property and equipment, net.....................................    (23,604)      (19,080)       (7,942)
     Change in property improvement fund..........................................      6,821         9,491        (1,467)
                                                                                  -----------   -----------   -----------

          Cash used in investing activities.......................................    (16,783)       (9,589)       (9,409)
                                                                                  -----------   -----------   -----------

FINANCING ACTIVITIES
     Proceeds from mortgage debt..................................................    325,000            --            --
     Payment of mortgage debt.....................................................   (293,568)      (28,788)      (25,081)
     Capital distributions........................................................    (40,068)       (2,300)            ,
     Payment of financing costs...................................................     (6,327)         (315)          (54)
     Change in restricted cash....................................................     (7,198)           --            --
                                                                                  -----------   -----------   -----------

          Cash used in financing activities.......................................    (22,161)      (31,403)      (25,135)
                                                                                  -----------   -----------   -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..................................     (7,259)        1,696           157

CASH AND CASH EQUIVALENTS at beginning of year....................................     12,709        11,013        10,856
                                                                                  -----------   -----------   -----------

CASH AND CASH EQUIVALENTS at end of year..........................................$     5,450   $    12,709   $    11,013
                                                                                  ===========   ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for mortgage interest..............................................$    24,844   $    22,122   $    25,493
                                                                                  ===========   ===========   ===========



              The accompanying notes are an integral part of these
                             financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                    Courtyard by Marriott Limited Partnership
                           December 31, 1997 and 1996


NOTE 1.       THE PARTNERSHIP

Description of the Partnership

Courtyard by Marriott Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed to acquire and own 50 Courtyard by Marriott hotels (the "Hotels") and the land on which certain of the Hotels are located. The Partnership's 50 Hotels are located in 16 states in the United States: nine in Georgia; seven in Texas; six in California; five in Virginia; four in Michigan and three or fewer in each of the other 11 states. The sole general partner of the Partnership, with a 5% interest, is CBM One Corporation (the "General Partner"), a wholly-owned subsidiary of Host Marriott Corporation ("Host Marriott"). The Hotels are operated as part of the Courtyard by Marriott hotel system by Courtyard Management Corporation (the "Operator" or "Manager"), a wholly-owned subsidiary of Marriott International, Inc. ("MII").

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

Potential Transaction

The General Partner has undertaken, on behalf of the Partnership, to pursue, subject to further approval of the Partners, a potential transaction (the "Consolidation") in which (i) subsidiaries of CRF Lodging Company, L.P. (the "Company"), a newly formed Delaware limited partnership, would merge with and into the Partnership and up to five other limited partnerships, with the Partnership and the other limited partnerships being the surviving entities (each, a "Merger" and collectively, the "Mergers"), subject to the satisfaction or waiver of certain conditions; (ii) CRF Lodging Trust ("CRFLT"), a Maryland real estate investment trust, the sole general partner of the Company, would offer its common shares of beneficial interest, par value $0.01 per share (the "Common Shares") to investors in an underwritten public offering and would invest the proceeds of such offering in the Company in exchange for units of limited partnership interests in the company ("CRFLT Units"); and (iii) the Partnership would enter into a lease for the operation of its Hotels pursuant to which a lessee would pay rent to the Partnership based upon the greater of a fixed dollar amount of `base rent or specified percentages of gross sales, as specified in the lease. If the Partners approve the transaction and other conditions are satisfied, the Partners of the Partnership would receive CRFLT Units in the Merger in exchange for their interests in the Partnership.

A preliminary Prospectus/Consent Solicitation was filed as part of a Registration Statement on Form S-4 with the Securities and Exchange Commission and which describes the potential transaction in greater detail. Any offer of CRFLT Units in connection with the consolidation will be made solely by a final Prospectus/Consent Solicitation.


NOTE 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Partnership records are maintained on the accrual basis of accounting, and its fiscal year coincides with the calendar year.

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

Revenues and Expenses

Hotel revenues represent house profit of the Partnership's Hotels since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the Hotels to the Manager. House profit reflects Hotel operating results which flow to the Partnership as property owner and represents Hotel sales less property-level expenses, excluding depreciation, Courtyard, base and incentive management fees, real and personal property taxes, ground and equipment rent, insurance and certain other costs, which are disclosed separately in the statement of operations.

On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

The Partnership is assessing the impact of EITF 97-2 on its policy of excluding the property-level revenues and operating expenses of its hotels from its statements of operations (see Note 3). If the Partnership concludes that EITF 97-2 should be applied to its hotels, it would include operating results of those managed operations in its financial statements. Application of EITF 97-2 to financial statements as of and for the year ended December 31, 1997 would have increased both revenues and operating expenses by approximately $94.2 million and would have had no impact on operating profit or net income.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

                  Building and improvements               40 years
                  Leasehold improvements                  40 years
                  Furniture and equipment               4-10 years

All property and equipment is pledged to secure the mortgage  debt  described in
Note 6.

The Partnership assesses impairment of its real estate properties based on whether estimated undiscounted future cash flows from such properties will be less than their net book value. If a property is impaired, its basis is adjusted to fair market value.

Deferred Financing Costs

Deferred financing costs represent the costs incurred in connection with obtaining the mortgage debt (see Note 6) and are amortized, using the straight-line method which approximates the effective interest rate method, over the term of the loan. During 1997, the Partnership paid $6,327,000 in financing costs related to refinancing the Partnership's mortgage debt as discussed in
Note 6. In connection with the refinancing, $2,423,000 of unamortized deferred financing fees related to the 49 Hotels and Windsor Loans were written off in 1997 and recorded in the financial statements as an extraordinary loss. Refinancing costs as of December 31, 1997 and 1996 were $6,642,000 and $6,107,000, respectively. Accumulated amortization of financing costs as of December 31, 1997 and 1996 totaled $347,000 and $3,019,000, respectively.

Ground Rent

The land leases with affiliates of MII (see Note 7) include scheduled increases in minimum rents per property. These scheduled rent increases, which are included in minimum lease payments, are being recognized by the Partnership on a straight-line basis over the 95 year term of the leases. The adjustment included in ground rent expense to reflect minimum lease payments on a straight-line basis was $(232,000) for 1997 and 1996 and $166,000 for 1995.

Income Taxes

Provision for Federal and state income taxes has not been made in the accompanying financial statements since the Partnership does not pay income taxes, but rather, allocates its profits and losses to the individual Partners. Significant differences exist between the net income for financial reporting purposes and the net income as reported in the Partnership's tax return. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods, shorter depreciable lives for the assets, differences in the timing of recognition of certain fees and straight-line rent adjustments. As a result of these differences, the excess of the tax basis in net Partnership liabilities over the net Partnership liabilities reported in the accompanying financial statements is $45,080,000 and $20,483,000 as of December 31, 1997 and 1996, respectively.

Statement of Financial Accounting Standards

In 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Adoption of SFAS No. 121 did not have an effect on its financial statements.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Reclassifications

Certain reclassifications were made to the 1995 and 1996 financial statements to conform to the 1997 presentation.


NOTE 3.       HOTEL REVENUES

Hotel revenues consist of Hotel operating results for the three years ended December 31 as follows (in thousands):

                                                                                     1997          1996           1995
                                                                                  -----------   -----------   -----------
HOTEL SALES
    Rooms.........................................................................$   170,583   $   162,126   $   151,571
    Food and beverage.............................................................     12,470        12,975        12,787
    Other.........................................................................      6,499         6,538         6,441
                                                                                  -----------   -----------   -----------
                                                                                      189,552       181,639       170,799
                                                                                  -----------   -----------   -----------
HOTEL EXPENSES
    Departmental direct costs
        Rooms.....................................................................     36,539        36,059        34,244
        Food and beverage.........................................................     10,966        11,165        10,726
    Other hotel operating expenses................................................     46,743        44,115        42,786
                                                                                  -----------   -----------   -----------
                                                                                       94,248        91,339        87,756
                                                                                  -----------   -----------   -----------

HOTEL REVENUES....................................................................$    95,304   $    90,300   $    83,043
                                                                                  ===========   ===========   ===========


NOTE 4.       PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (in thousands):

                                                                                                   1997           1996
                                                                                                -----------   --------

Land  ..........................................................................................$    30,797    $   30,797
Leasehold improvements..........................................................................    201,413       199,595
Building and improvements.......................................................................    142,447       133,728
Furniture and equipment.........................................................................    157,936       144,869
                                                                                                -----------   -----------
                                                                                                    532,593       508,989
Less accumulated depreciation...................................................................   (227,437)     (208,050)
                                                                                                -----------   -----------


                                                                                                $   305,156   $   300,939
                                                                                                ===========   ===========

NOTE 5.       ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments are shown below. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts (in thousands):

                                                              As of December 31, 1997         As of December 31, 1996
                                                           ----------------------------    --------------------------
                                                                             Estimated                       Estimated
                                                             Carrying           Fair          Carrying         Fair
                                                              Amount            Value          Amount           Value
                                                           ------------    ------------    -------------   ------------
Mortgage debt..............................................$    320,407    $    320,000    $     288,975   $    288,975
Management fees due to Courtyard
    Management Corporation.................................$      6,476    $      4,300    $      25,596   $      7,777
Debt service guaranty and accrued interest payable
    to Host Marriott Corporation...........................$     13,594    $      1,200    $      12,975   $      9,918


The estimated fair value of mortgage debt obligations is based on the expected future debt service payments discounted at estimated market rates, adjusted for the presence of the debt service guaranties. Management fees due to the Manager and debt service guaranty payable to Host Marriott Corporation including accrued interest are valued based on the expected future payments from operating cash flow discounted at risk adjusted rates.


NOTE 6.       DEBT

The 49 Hotels Loan and the Windsor Loan, as discussed below, were refinanced on March 21, 1997 and the lenders were repaid in full.

49 Hotels Loan

On June 15, 1988, the Partnership restructured the 49 hotels loan (the "Original 49 Hotels Loan") of $373,149,000 with a group of banks (the "Lenders"). The Original 49 Hotels Loan matured on June 15, 1993 with the entire $373,149,000 balance due. The Partnership did not have sufficient cash to repay the Original 49 Hotels Loan at maturity and defaulted on the loan.

On April 18, 1994, the Partnership entered into a restated loan agreement (the "49 Hotels Loan") with a group of banks (the "Lenders") for the 49 Hotels. The 49 Hotels Loan bore interest at floating rates at the Partnership's option equal to the following:

     Time Period                             Interest Rate
     -----------                             -------------
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

The 49 Hotels Loan required minimum annual principal payments of $7,000,000. Additionally, while the loan balance was above $300,000,000, 100% of Available Cash Flow (equal to operating profit, as defined, less the sum of (1) interest expense, (2) the $7,000,000 annual principal payment, (3) partnership administrative expenses of up to $250,000, as adjusted annually for the consumer price index, and (4) ground rent payments to MII) was used to pay additional principal on the 49 Hotels Loan. While the loan balance was between $250,000,000 and $299,999,999, 80% of Available Cash Flow was used to pay additional principal on the 49 Hotels Loan and once the loan balance was less than $250,000,000, 75% of Available Cash Flow would have been used to pay additional principal on the loan. For 1996 and 1995, the Partnership paid $28,416,000 and $24,584,000, respectively, in principal payments on the 49 Hotels Loan leaving a balance of $282,686,000 at December 31, 1996. For the period January 1, 1997 to March 21, 1997, the weighted average interest rate on the 49 Hotels Loan was 7.2%. The weighted average interest rate on the 49 Hotels Loan was 7.08% in 1996 and 7.62% in 1995. The interest rate on the 49 Hotels Loan was 7.25% at December 31, 1996. The 49 Hotels Loan would have matured on June 15, 1997; however, the term could have been extended for two one-year periods if certain operating profit levels, as defined, were met.

As security for the 49 Hotels Loan, the Lenders had a mortgage on the Partnership's fee or leasehold interest in each of the Hotels, except the Windsor, Connecticut Hotel (the "Windsor Hotel"). In addition, all of the
Lenders had a security interest in certain personal property associated with each Hotel and granted a security interest in the Partnership's rights under the operating agreement (see Note 8) and Purchase Agreement. Thirty of the 49 hotels covered by the 49 Hotels Loan lease land (see Note 7) from affiliates of MII. These affiliates agreed to subject their ownership interests as well as subordinate their receipt of ground rent to the payment of debt service on the 49 Hotels Loan. Deferred ground rent payable to affiliates of MII bore interest at two percentage points under the base rate announced by Citibank, N.A. Deferred ground rent and related accrued interest could not be repaid until the 49 Hotels Loan balance was less than $300,000,000. There was no deferred ground rent related to the 49 Hotels Loan during 1997 and 1996.

Windsor Hotel Loan

On February 9, 1988, the Partnership entered into a loan agreement to provide non-recourse mortgage debt of $8,274,000 (the "Windsor Loan") to pay approximately 80% of the purchase price of the Windsor Hotel. The Windsor Loan bore interest at a floating rate equal to the adjusted CD rate or LIBOR plus 2.0 percentage points. The Windsor Loan matured on August 15, 1996 with the remaining principal balance of $6,289,000 plus accrued interest due at that time. In exchange for Host Marriott providing a guaranty of repayment of the loan at maturity, the lender agreed to extend the Windsor Loan maturity to March 31, 1997. The Partnership agreed to continue to pay interest on the Windsor Loan at LIBOR plus 200 basis points until the earlier of repayment or March 31, 1997. No principal amortization on the Windsor Loan was required until maturity. During 1996, the Partnership repaid $372,000 of principal on the Windsor Loan. For the period January 1, 1997 to March 21, 1997, the weighted average interest rate on the Windsor Loan was 7.65%. The weighted average interest rate on the loan was 7.46% and 8.23% for 1996 and 1995, respectively. The interest rate on the Windsor Loan was 7.50% on December 31, 1996.

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

49 Hotels Loan Guaranties

Host Marriott provided additional security to the Lenders in the form of a debt guaranty (the "Debt Service Guaranty") of aggregate interest and principal of up to $40 million. Host Marriott's performance under the Debt Service Guaranty was backed by a $40 million guaranty of aggregate principal and interest from MII (the "Backup Guaranty"). Payments by Host Marriott under the Debt Service Guaranty or MII under the Backup Guaranty would have been treated as advances to the Partnership and bore interest at the base rate announced by The First
National Bank of Chicago. The Debt Service Guaranty replaced the original guaranty of $37.3 million under the Original 49 Hotels Loan. No amounts were advanced under the Debt Service Guaranty or the Backup Guaranty covering the 49 Hotels Loan. As of December 31, 1997 and 1996, $7,341,000 had been advanced by the General Partner under the Original 49 Hotels Debt Service Guaranty. The weighted average interest rate on the Original 49 Hotel Loan guaranty advances was 8.4%, 8.3% and 8.8% for 1997, 1996 and 1995, respectively. The interest rate at December 31, 1997 was 8.5% and 8.25% at December 31, 1996. Accrued interest on the guaranty advance as of December 31, 1997 and 1996, was $6,253,000 and $5,634,000, respectively.

MII provided two additional guaranties to the Lenders: the debt and tenant change guaranty (the "Debt and Tenant Change Guaranty") and the Marriott International Guaranty (the "MII Guaranty").

The Debt and Tenant Change Guaranty provided that in the event of nonpayment of principal and interest when due or upon loan maturity, MII would have advanced amounts, as defined, in addition to amounts advanced under the Backup Guaranty for principal and interest. No amounts were advanced pursuant to the Debt and Tenant Change Guaranty.

Upon the refinancing of the Partnership's debt, Host Marriott and MII were released from these guaranties.

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

Upon the refinancing of the Partnership's debt, Host Marriott and MII were released from this guaranty.

50 Hotels Loan

On March 21, 1997 (the "Refinancing Date") both the 49 Hotels Loan and the Windsor Loan were refinanced with a new loan covering all 50 Hotels (the "50 Hotels Loan"). The total amount of the debt was increased from $280.8 million to $325.0 million. The $44.2 million of excess refinancing proceeds were used to:
(i) make a $7 million contribution to the property improvement fund to cover anticipated shortfalls; (ii) pay approximately $7 million of refinancing costs; and (iii) make a $30.2 million partial return of capital distribution to the partners. The new loan continues to be non-recourse and requires monthly payments of interest at a fixed rate of 7.865% and principal based on a 20 year amortization schedule. The loan has a scheduled maturity on April 10, 2012; however, the loan maturity can be extended for an additional five years. During the extended loan term, the loan bears interest at an adjusted rate, as defined, and all cash flow from Partnership operations is used to amortize the principal balance of the loan.

Debt maturities under the refinanced loan are as follows (in thousands):

                      1998                  $        7,356
                      1999                           7,955
                      2000                           8,604
                      2001                           9,306
                      2002                          10,065
                      Thereafter                   277,121
                                            --------------
                                            $      320,407
                                            ==============
The refinanced mortgage loan is secured by first mortgages on all of the Hotels, related personal property, and the land on which they are located or an assignment of the Partnership's interest under the land leases. No new debt guaranties have been provided by Host Marriott or MII.

Pursuant to the terms of the 50 Hotels Loan, the Partnership is required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes for each Hotel if the credit rating of Marriott International, Inc. is downgraded by Standard and Poor's Rating Services. The Manager, Courtyard Management Corporation, is a wholly-owned subsidiary of MII. In March 1997, MII acquired the Renaissance Hotel Group N.V., adding greater geographic diversity and growth potential to its lodging portfolio. The assumption of additional debt associated with this transaction resulted in a single downgrade of MII's long-term senior unsecured debt effective April 1997. Therefore, the Partnership has transferred $3.9 million into the reserve account as of December 31, 1997. Out of the balance, approximately $3.2 million of real estate taxes have been paid. The escrow reserve is included in restricted cash and the resulting tax and insurance liability is included in accounts payable and accrued liabilities in the accompanying balance sheet.

In addition, in connection with the 50 Hotels Loan, the Partnership was also required to reserve one month's debt service in a separate account. In 1997, the Partnership transferred $2.8 million into the debt reserve account. The debt reserve is also included in restricted cash in the accompanying balance sheet.


NOTE 7.        LAND LEASES

The land on which 31 of the Hotels are located is leased from affiliates of MII. In addition, two of the Hotels are located on land leased from third parties. The ground leases have remaining terms (including all renewal options) expiring between the years 2058 and 2081. The MII ground leases and one of the third party ground leases provide for rent based on specific percentages (from 2% to 9.75%) of certain sales categories, subject to minimum amounts. The minimum rentals are adjusted at various anniversary dates throughout the lease terms, as defined in the agreements. The affiliates of MII, as land lessors, agreed to continue to subordinate their ownership interest as well as receipt of ground rent to debt service on the 50 Hotels Loan obtained March 21, 1997 (see Note 6).

Minimum future rental payments during the term of the ground leases are as follows (in thousands):

                                   Lease                      Ground
                                   Year                       Leases

                                   1998                     $     7,068
                                   1999                           7,068
                                   2000                           7,140
                                   2001                           7,140
                                   2002                           7,140
                                Thereafter                      539,563
                                                                -------
                                                            $   575,119
                                                                =======
Total ground rent expense was $7,648,000 in 1997, $7,246,000 in 1996 and $7,066,000 in 1995.


NOTE 8.       MANAGEMENT AGREEMENT/OPERATING AGREEMENTS

In connection with the debt refinancing, the Operating Agreements, as defined below, were terminated as of January 3, 1997. A new management agreement (the "Management Agreement") was executed as of January 4, 1997 for the management of the 50 Partnership Hotels.

Operating Agreements

On the Closing Date, the Partnership entered into a long-term management agreement (the "Original Management Agreement") with the Manager to operate the Hotels as part of the Courtyard by Marriott hotel system. Effective January 1, 1994, in connection with the 49 Hotels Loan agreement, the Original Management Agreement was converted into two long-term operating agreements (the "Operating Agreement(s)") with the Operator, one for the 49 Hotels and one for the Windsor Hotel. The Operating Agreements had initial terms expiring on December 31, 2007 for a majority of the Hotels. The Operator could renew the term, for one or more of the Hotels, at its option, for up to five successive terms of 10 years each.

The 49 Hotels Operating Agreement provided for annual payments to the Partnership equal to 85% of operating profit, as defined (75% of operating profit after the Partners have received cumulative distributions of loan proceeds equal to $60,526,500). However, until the 49 Hotels Loan balance was below $300 million, 100% of Available Cash Flow from the 49 Hotels would have been paid by the Operator to the Partnership. The additional payment to the Partnership of 15% or 25% of operating profit accrued as deferred incentive management fees. No incentive management fees related to the 49 Hotels were deferred in 1997 due to the new management agreement terms as discussed below. As of December 31, 1996, $25,076,000 of incentive management fees related to the 49 Hotels were deferred.

The Windsor Hotel Operating Agreement also provided for annual payments to the Partnership equal to 85% of operating profit, as defined, for the Windsor Hotel (75% of operating profit after the Partners have received cumulative distributions of loan proceeds equal to $60,526,500). However, if 85% or 75% of operating profit from the Windsor Hotel was insufficient to cover debt service on the Windsor Hotel, then the 15% or 25% of operating profit, as defined, was paid to the Partnership. This additional payment to the Partnership of 15% or 25% of operating profit, as defined, accrued as deferred incentive management fees. No incentive management fees related to the Windsor Hotel were deferred in 1997 due to the new management agreement terms as discussed below. As of December 31, 1996, $520,000 of incentive management fees related to the Windsor Hotel were deferred.

In connection with the refinancing of the Partnership's debt, the Manager agreed to forgive approximately $15 million of deferred fees in exchange for a $4.2 million payment of deferred incentive management fees at closing.

Management Agreement

As part of the refinancing, the two Operating Agreements were converted into a single management agreement effective January 4, 1997. The initial term of the Management Agreement expires at the end of 2017. The Manager can extend the Management Agreement for up to four successive periods of ten years.

Under the Management Agreement, the Manager has agreed to subordinate a portion of the Courtyard management fee equal to 1% of gross Hotel sales to debt service on the 50 Hotels Loan. In addition, the Partnership paid $4.2 million of deferred incentive management fees at closing, and the Manager agreed to forgive approximately $15 million of deferred fees leaving a $6.5 million balance of accrued incentive management fees. The $15 million of forgiven fees is recognized as an extraordinary gain in the 1997 financial statements. Deferred and current year incentive management fees are payable from 50% of available cash after the payment of: (i) debt service; (ii) deferred Courtyard management fees, if any; (iii) deferred MII ground rent, if any; and (iv) a priority return to the Partnership equal to 10% of cumulative capital less sale and refinancing proceeds. In addition, incentive management fees paid are capped at 15% of operating profit and no longer increase to 25% of operating profit once cumulative distributions of refinancing proceeds equal $60.5 million. Deferred management fees are not payable to the Manager from sale or refinancing proceeds. Unpaid incentive management fees will not accrue. For 1997 an incentive management fee of $8,906,000 was paid to the Manager excluding the $4.2 million of deferred incentive management fees paid during 1997.

Certain terms of the Operating Agreements remain in force in accordance with the new Management Agreement. These terms relate to the management fees, Chain Services, working capital and the property improvement fund. These items are discussed below.

The Operating Agreements and the Management Agreement provide for annual payments to the Operator/Manager of (i) the base management fee equal to 3% of gross sales from the Hotels, (ii) the Courtyard management fee equal to 3% of gross sales from the Hotels, and (iii) the incentive management fee equal to 15% of operating profit, as defined.

The Operator/Manager is required to furnish Chain Services which are furnished generally on a central or regional basis to all managed, owned or leased hotels in the Courtyard by Marriott hotel system. Under the Operating Agreements and the Management Agreement, charges for certain Chain Services cannot exceed 5% of gross Hotel sales. The Operator/Manager will be responsible for any Chain Services in excess of the 5% of gross Hotel sales limit from its own funds. In addition, beginning in 1997, the Hotels participate in MII's Marriott's Rewards Program ("MRP"). The costs of this program are charged to all hotels in the full-service, Residence Inn by Marriott, Courtyard by Marriott and Fairfield Inn by Marriott systems based upon the MRP sales at each hotel. Chain Services and MRP costs charged to the Partnership under the Management Agreement were $7,084,000 in 1997. The total amount of Chain Services was $6,540,000 in 1996 and $6,412,000 in 1995.

The Partnership is required to provide the Manager with working capital and fixed asset supplies to meet the operating needs of the Hotels. Upon termination of the Management Agreement, the working capital and supplies will be returned to the Partnership. Of the $3,213,000 originally advanced to the Operator/Manager, $2,000,000 of excess working capital was returned to the Partnership in 1988, leaving a balance of $1,213,000 as of December 31, 1997 and 1996.

The Operating Agreements/Management Agreement provide for a property improvement fund to be maintained to ensure that the physical condition and product quality of the Hotels are maintained. Contributions to the property improvement fund are equal to 5% of gross Hotel sales through 1998 and may be increased, at the option of the Manager, to 6% of gross Hotel sales in 1999 and 2000 and 7% thereafter. For the year ended December 31, 1997, the Partnership contributed $9,478,000 to the property improvement fund, excluding the $7,000,000 contribution paid in 1997 from refinancing proceeds (see Note 6). For the years ended December 31, 1996 and 1995, the Partnership contributed $9,082,000 and $8,540,000, respectively, to the property improvement fund.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no directors or officers. The business and policy making functions of the Partnership are carried out through the directors and executive officers of CBM One Corporation, the General Partner, who are listed below:
                                                                  Age at
Name                     Current Position                     December 31, 1997
----                     ----------------                     -----------------
Bruce F. Stemerman       President and Director                    42
Christopher G. Townsend  Vice President, Secretary
                         and Director                              50
Earla L. Stowe           Vice President and Chief
                         Accounting Officer                        36
Bruce Wardinski          Treasurer                                 37

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


ITEM 11.         MANAGEMENT REMUNERATION AND TRANSACTIONS

As noted in Item 10 above, the Partnership has no directors or officers nor does it have any employees. Under the Partnership Agreement, however, the General Partner has the exclusive right to conduct the business and affairs of the Partnership subject only to the management agreements described in Items 1 and
13. The General Partner is required to devote to the Partnership such time as may be necessary for the proper performance of its duties, but the officers and directors of the General Partner are not required to devote their full time to the performance of such duties. No officer or director of the General Partner devotes a significant percentage of time to Partnership matters. To the extent that any officer or director does devote time to the Partnership, the General Partner is entitled to reimbursement for the cost of providing such services. For the fiscal years ending December 31, 1997, 1996 and 1995, the Partnership reimbursed the General Partner in the amount of $260,000, $154,000 and $129,000, respectively, for the cost of providing all administrative and other services as General Partner. For information regarding all payments made by the Partnership to Host Marriott and subsidiaries, see Item 13 "Certain Relationships and Related Transactions."


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

As of December 31, 1997, no person owned of record, or to the Partnership's knowledge owned beneficially, more than 5% of the total number of limited partnership Units. The General Partner owns a total of 15 Units representing a 1.24% limited partnership interest in the Partnership.

As of December 31, 1997, an officer and director of the General Partner and Host Marriott owned a quarter unit; an officer of Host Marriott owned a quarter unit; and two officers of MII owned one unit each.

The Partnership is not aware of any arrangements which may, at a subsequent date, result in a change in control of the Partnership other than the consolidation described in Item 1.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreement

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

Deferral Provisions

As part of the debt refinancing, the Partnership agreed to pay $4.2 million of deferred incentive management fees and the Manager agreed to forgive $15 million of these fees at the new mortgage debt closing on March 21, 1997. This left a remaining balance of $6.5 million of accrued incentive management fees as of March 21, 1997 and December 31, 1997.

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

Chain Services

The Manager is required to furnish certain services ("Chain Services") which are furnished generally on a central or regional basis to all hotels managed, owned or leased in the Courtyard by Marriott hotel system. Under the Management Agreement, charges for certain Chain Services cannot exceed 5% of gross Hotel sales. In addition, beginning in 1997, the Hotels participate in MII's
Marriott's Rewards Program ("MRP"). The total amount of Chain Services and MRP costs allocated to the Partnership was $7,084,000 in 1997, $6,540,000 in 1996 and $6,412,000 in 1995.

Working Capital

The Partnership is required to provide the Manager with working capital and fixed asset supplies to meet the operating needs of the Hotels. Upon termination of the Management Agreement, the working capital and supplies will be returned to the Partnership. As of December 31, 1997, the Partnership has advanced the Manager $1,213,000 in working capital. Property Improvement Fund

The Management Agreement provides for the establishment of a repairs and equipment reserve (property improvement fund) for the Hotels. The funding of this reserve is based on a percentage of gross Hotel sales. The contribution to the property improvement fund is at 5% of gross Hotel sales through 1998 and may be increased, at the option of the Manager, to 6% of gross Hotel sales in 1999 and 2000 and 7% thereafter if the current contribution of 5% of gross Hotel sales is insufficient to make the replacements, renewals and repairs to maintain the Hotels in accordance with the Manager's standards for Courtyard by Marriott hotels.

Payments to MII and Subsidiaries

The following table sets forth the amount paid to MII and affiliates under both the Operating and Management Agreements and the ground lease agreements for the years ended December 31, 1997, 1996 and 1995 (in thousands). The table also sets forth accrued but unpaid incentive management fees:

                                                                                       1997          1996          1995
                                                                                    ----------    ----------    -------
Incentive management fee............................................................$    8,906    $       --    $        --
Ground rent.........................................................................     7,302         6,966          6,402
Chain services and MRP allocation...................................................     7,084         6,540          6,412
Base management fee.................................................................     5,687         5,449          5,124
Courtyard management fee............................................................     5,687         5,449          5,124
Deferred incentive management fee...................................................     4,224            --             --
                                                                                    ----------    ----------    -----------
                                                                                    $   38,890    $   24,404    $    23,062
                                                                                    ==========    ==========    ===========

Accrued but unpaid fees:
Incentive management fee............................................................$       --    $    9,365    $     8,615
                                                                                    ==========    ==========    ===========

Payments to Host Marriott and Subsidiaries

The following sets forth amounts paid by the Partnership to Host Marriott and its subsidiaries for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                                                                       1997          1996          1995
                                                                                    ----------    ----------    -----------

Cash distributions..................................................................$    2,613    $       30    $        --
Administrative expenses reimbursed..................................................       260           154            129
                                                                                    ----------    ----------    -----------
                                                                                    $    2,873    $      184    $       129
                                                                                    ==========    ==========    ===========

Mortgage Debt Guarantees

Upon the refinancing of the Partnership debt on March 21, 1997, Host Marriott and MII were released from the following guaranties.

49 Hotels Loan Guaranties

Host Marriott provided additional security to the 49 Hotels Loan lenders in the form of a debt guaranty (the "Debt Service Guaranty") of aggregate interest and principal of up to $40 million. Host Marriott's performance under the Debt Service Guaranty was backed by a $40 million guaranty of aggregate principal and interest from MII (the "Backup Guaranty"). Payments by Host Marriott under the Debt Service Guaranty or MII under the Backup Guaranty would have been treated as advances to the Partnership and bore interest at the base rate announced by The First National Bank of Chicago. The Debt Service Guaranty replaced the original guarantee of $37.3 million under the Original 49 Hotels Loan. No amounts were advanced under the Debt Service Guaranty or the Backup Guaranty covering the 49 Hotels Loan. As of December 31, 1997 and 1996, $7,341,000 had been advanced by the General Partner under the Original 49 Hotels Loan guaranty. The weighted average interest rate on the Original 49 Hotel Loan guaranty advances was 8.4%, 8.3% and 8.8% for 1997, 1996 and 1995, respectively. The interest rate at December 31, 1997 was 8.5% and 8.25% at December 31, 1996. Accrued interest on the guaranty advance as of December 31, 1997 and 1996, was $6,253,000 and $5,634,000, respectively.

MII provided two additional guaranties to the 49 Hotels Loan lenders: the debt and tenant change guaranty (the "Debt and Tenant Change Guaranty") and the Marriott International Guaranty (the "MII Guaranty").

The Debt and Tenant Change Guaranty provided that in the event of nonpayment of principal and interest when due or upon loan maturity, MII would have advanced amounts, as defined, in addition to amounts advanced under the Backup Guaranty for principal and interest. No amounts were advanced pursuant to the MII Guaranty and Debt and Tenant Change Guaranty.

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

                   (3)      EXHIBITS


  Exhibit
   Number                                                   Description                                               Page
-------------        ------------------------------------------------------------------------------------------      -------

    *2.             Purchase Agreement between Marriott Corporation and
                    Courtyard by Marriott Limited Partnership dated August                                             N/A
                    4, 1986.

    *3.             Amended and Restated   Certificate  and  Amended  and
                    Restated Agreement of Limited  Partnership of Courtyard                                            N/A
                    by Marriott Limited Partnership dated August 20, 1986.

   *10.a            Management Agreement between Courtyard by Marriott Limited
                    Partnership and Courtyard Management Corporation dated                                             N/A
                    August 14, 1986.

   *10.b            Assignment of sublease and Warranty and Assumption of
                    Obligations between Marriott Corporation and the                                                   N/A
                    Courtyard by Marriott Limited Partnership dated August 19,
                    1986 for the Northlake, Georgia property. Sublease Agreement between Crow-Atlanta Retail, Ltd.  and Marriott Corporation dated April 5, 1983.

   *10.c            Assignment  of  Lease  and  Warranty  and  Assumption  of
                    Obligations between Marriott Corporation and the                                                   N/A
                    Courtyard by Marriott Limited  Partnership  dated August 19,
                    1986 for the Windy Hill, Georgia  property. Marriott  Hotel and Lease between Kan Am Properties  Limited and Marriott
                    Corporation dated September 1, 1982.

   *10.d            Assignment of Lease and Warranty and Assumption of
                    Obligations between Marriott Corporation and the                                                   N/A
                    Courtyard by Marriott Limited  Partnership dated December 9,
                    1986 for the San Francisco  Airport,  California  property.
                    Marriott Hotel Land Lease between AE Properties, Inc. and
                    Marriott Corporation dated May 6, 1985.



   *10.e            The Courtyard by Marriott Limited Partnership received an
                    assignment from Marriott Corporation of 12 Ground Leases                                           N/A
                    for land that Marriott Corporation had previously leased
                    from various affiliates (the "Original Landlords") on April
                    13, 1986. The 12 Ground Leases are identical in all material respects except as to their assignment date to the
                    Partnership,  rents due (Exhibit A of each Ground  Lease)
                    and the affiliates of Marriott Corporation who are the
                    Original Landlords. The schedule below sets forth the terms of each Ground Lease not filed which differ from the copy of the example Ground Lease (Atlanta-Delk  Road) which is filed herewith. In addition, a copy of Exhibit A is being filed
                    for each excluded Ground Lease.

   Property                  State    Assignment Date      Original Landlord
   --------                  -----    ---------------      -----------------
   Atlanta-Delk Road           GA        12/09/86         Host Restaurants, Inc.
   Buena Park                  CA        12/09/86        Essex House Condominium
                                                              Corporation
   Cincinnati-Blue Ash         OH        10/15/86         Host Restaurants, Inc.
   Columbus-Dublin             OH        11/12/86         Host Restaurants, Inc.
   Dearborn                    MI        11/12/86         Host Restaurants, Inc.
   Hunt Valley                 MD        10/15/86       Essex House Condominium
                                                              Corporation
   Memphis-Park Ave-East       TN        10/15/86         Host Restaurants, Inc.
   Montgomery                  AL        12/09/86         Host Restaurants, Inc.
   Naperville                  IL        12/09/86   Casa Maria of Maryland, Inc.
   Brentwood (Nashville)       TN        09/17/86         Host Restaurants, Inc.
   Norfolk-VA Beach            VA        12/09/86         Host Restaurants, Inc.
   Brookfield (Richmond)       VA        12/09/86        Newark Properties, Inc.                                     Page
                                                                                                                     ----
   **10.f            Loan Agreement between  Citibank,  N.A., The First National
                     Bank of Chicago and Courtya by Marriott Limited                                                 N/A
                     Partnership dated February 9, 1988.

   **10.g            Promissory  Note  for  $4,136,995   between   Courtyard  by
                     Marriott  Limited  Partnership  and The  First  National                                        N/A
                     Bank of Chicago dated February 10, 1988 and Promissory Note
                     for  $4,136,995   between  Courtyard  by  Marriott  Limited
                     Partnership and Citibank, N.A. dated February 10, 1988.

   **10.h            Debt Service Guaranty between Marriott Corporation,  as
                     Guarantor, and Citibank, N.A. and  the First National                                          N/A
                     Bank of Chicago, as Lender, dated February 10, 1988.

   **10.i            Lease Agreement between Courtyard  Management  Corporation
                     and Courtyard by Marriott  Limited Partnership with                                            N/A
                     LaSalle National Trust, N.A.and Alexander Title Agency,Inc.
                     as Trustees dated January 1, 1994.

   **10.j            Lease  Agreement  between  Courtyard Management Corporation
                     and  Courtyard by Marriott Limited Partnership dated                                           N/A
                     January 1, 1994.

   **10.k            Second   Amendment   and  Restated   Loan   Agreement   for
                     $304,788,924.58  between the Banks as N/A named  within the                                    N/A
                     Agreement  and Citibank,  as Agent,  and Courtyard by
                     Marriott Limited Partnership dated April 7, 1994.

   **10.l            Amended and Restated Debt Service  Guaranty  dated April 7,
                     1994 between Host Marriott  Corporation,  as Guarantor,                                        N/A
                     and the  Lenders as named  within the  Second  Amended  and
                     Restated Loan  Agreement  dated April 7, 1994 and Citibank,
                     N.A., as Agent.

   **10.m            Management  Agreement by and between  Courtyard  Management
                     Corporation (Manager) dated January 4, 1997 and                                                N/A
                     Courtyard by Marriott Limited Partnership (Owner).

   **10.n            Loan Agreement by and between Courtyard by Marriott Limited
                     Partnership (Borrower) and Lehman Brothers Holdings,                                           N/A
                     Inc. (Lender) dated March 21, 1997.


   **10.o            First Amendment to Loan Agreement by and between Courtyard
                     by Marriott Limited   Partnership (Borrower) and Lehman                                        N/A
                     Brothers Holdings, Inc. (Lender) dated March 21, 1997.

   **10.p            Mortgage Note by Courtyard by Marriott Limited Partnership
                     Payable to The Order of Lehman Brothers Holdings,  Inc.                                        N/A
                     d/b/a Lehman  Capital in the amount of  $325,000,000.00
                     dated March 21, 1997.

   **10.q            Courtyard by Marriott Limited Partnership Promissory  Note
                     in favor of Host  Marriott  Corporation in the amount of                                       N/A
                     $7,340,744.00  together  with  Endorsement  by  CBM  One
                     Holdings, Inc. dated March 21, 1997.

   **10.r            Intercreditor Agreement by and between Lehman  Brothers
                     Holdings, Inc., d/b/a Lehman   Brothers Holdings,  Inc.                                        N/A
                     (Senior Lender) and CBM One Holdings, Inc. (Junior Lender)
                     dated March 21, 1997.

   **10.s            Second Amendment of Ground Leases by and among  Courtyard
                     by Marriott Limited  Partnership, Host Restaurants, Inc.                                       N/A
                     (HRI), Newark Properties, Inc.(Newark), Casa Maria of
                     Maryland, Inc.(Casa Maria) and Essex House Condominium
                     Corporation (Essex House) (Landlord and Collectively
                     Landlords) dated March 21, 1997.

    27.             Financial Data Schedule.                                                                        N/A

   *28.             Pages 28 through 36 and pages 40 through 44 of Courtyard by
                    Marriott Limited Partnership  Private Placement                                                 N/A
                    Memorandum.




*      Incorporated   by  reference  to  the  same   numbered   exhibit  in  the
       Partnership's General Form for Registration of Securities on Form 10 previously filed with the Commission.

** Incorporated by reference to the same numbered exhibit in the Partnership's December 31, 1996 10-K previously filed with the Commission.


             (b)   REPORTS ON FORM 8-K

                   No reports on Form 8-K were filed during 1997.

                                  SCHEDULE III

                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1997
                                 (in thousands)



                                 Initial Costs                             Gross Amount at December 31, 1997
                            -----------------------                  ---------------------------------------
                                                      Subsequent
                                       Buildings &     Costs                Buildings &                Accumulated
Description   Encumbrances   Land      Improvements  Capitalized    Land    Improvements    Total      Depreciation
-----------   ------------   ----      ------------  -----------    ----    ------------    -----      ------------

50 Courtyard by
Marriott Hotels
(each less than
5% of total)  $    320,407   $30,797   $    310,705    $33,155    $ 30,797  $    343,860  $ 374,657  $   100,921
              ============   =======   ============    =======    ========  ============  =========  ===========





                     Date of
                  Completion of         Date           Depreciation
                   Construction       Acquired             Life
                   ------------       --------         ------------
50 Courtyard by    1983 - 1988      1986 - 1988          40 years
Marriott Hotels





Notes:
                                                                          1995             1996             1997
                                                                          ----             ----             ----

                                                                      -------------    -------------    ------------
(a)  Reconciliation of Real Estate:
     Balance at beginning of year.....................................$     355,228    $     356,598    $    364,120
     Capital Expenditures.............................................        1,370            7,522          10,537
     Dispositions.....................................................           --               --              --
                                                                      -------------    -------------    ------------
     Balance at end of year...........................................$     356,598    $     364,120    $    374,657
                                                                      =============    =============    ============

(b)  Reconciliation of Accumulated Depreciation:
     Balance at beginning of year.....................................$      68,494    $      78,524    $     88,768
     Depreciation.....................................................       10,030           10,244          12,153
                                                                      -------------    -------------    ------------
     Balance at end of year...........................................$      78,524    $      88,768    $    100,921
                                                                      =============    =============    ============

(c) The aggregate cost of land, buildings and improvements for Federal income tax purposes is approximately $371.5 million at December 31, 1997.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 1998.


                                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP

                                    By: CBM ONE CORPORATION
                                    General Partner



                                    /s/ Earla L. Stowe
                                    ------------------
                                    Earla L. Stowe
                                    Vice President and Chief Accounting Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the date indicated above.

Signature                               Title
                                        (CBM ONE CORPORATION)


/s/Bruce F. Stemerman                   President and Director
Bruce F. Stemerman                      (Principal Executive Officer)


/s/ Christopher G. Townsend             Vice President, Secretary and Director
Christopher G. Townsend


/s/ Bruce Wardinski                     Treasurer
Bruce Wardinski

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 1998.


                                   COURTYARD BY MARRIOTT LIMITED PARTNERSHIP

                                   By: CBM ONE CORPORATION
                                   General Partner




                                   Earla L. Stowe
                                   Vice President and Chief Accounting Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the date indicated above.

Signature                                Title

                                   (CBM ONE CORPORATION)


                                   President and Director
Bruce F. Stemerman                 (Principal Executive Officer)


                                   Vice President, Secretary and Director
Christopher G. Townsend


                                   Treasurer
Bruce Wardinski