Form 10-Q
period 1998-03-27
COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
filed 1998-06-12
CIK 813807

=============================================================================

   =============================================================================

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q



             X      Quarterly  Report  Pursuant  to  Section 13 or 15(d
                          of the Securities Exchange Act of 1934

                          For the Quarter ended March 27, 1998

                                       OR
                    Transition Report Pursuant to Section 13 or 15(d)
                          of the Securities Exchange Act of 1934

                         Commission File Number: 0-15736

                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
   -----------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                 Delaware                             52-1468081
            ------------------                    -------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)


            10400 Fernwood Road
             Bethesda, Maryland                         20817
         -----------------------------             -----------------
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


                             TABLE OF CONTENTS
                                                                        PAGE NO.
                      PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements

Condensed Statement of Operations
Twelve Weeks Ended March 27, 1998 and March 28, 1997...........................1

Condensed Balance Sheet
March 27, 1998 and December 31, 1997...........................................2

Condensed Statement of Cash Flows
Twelve Weeks ended March 27, 1998 and March 28, 1997...........................3

Notes to Condensed Financial Statements........................................4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............................6



                       PART II - OTHER INFORMATION


Item 1.    Legal Proceedings...................................................8

Item 6.    Exhibits and Reports on Form 8-K....................................9

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in thousands except per Unit amounts)

                                                                                               Twelve Weeks Ended
                                                                                           March 27,         March 28,
                                                                                              1998              1997
                                                                                         --------------    --------------
REVENUES.................................................................................$       23,777    $       21,688
                                                                                         --------------    --------------

OPERATING COSTS AND EXPENSES
  Depreciation...........................................................................         3,968             4,107
  Base and Courtyard management fees.....................................................         2,776             2,607
  Incentive management fees..............................................................         2,235                --
  Ground rent, taxes and other...........................................................         3,864             3,597
                                                                                         --------------    --------------

     Total Operating Costs and Expenses..................................................        12,843            10,311
                                                                                         --------------    --------------

OPERATING PROFIT.........................................................................        10,934            11,377
  Interest expense.......................................................................        (6,253)           (5,580)
  Interest income........................................................................           124                84
                                                                                         --------------    --------------

NET INCOME BEFORE EXTRAORDINARY ITEMS....................................................         4,805             5,881

EXTRAORDINARY ITEMS
  Gain on forgiveness of deferred fees...................................................            --            14,896
  Loss on extinguishment of debt.........................................................            --            (2,423)
                                                                                         --------------    --------------

                                                                                                      --            12,473

NET INCOME...............................................................................$        4,805    $       18,354
                                                                                         ==============    ==============

ALLOCATION OF NET INCOME
  General Partner........................................................................$          240    $          918
  Limited Partners.......................................................................         4,565            17,436
                                                                                         --------------    --------------

                                                                                         $        4,805    $       18,354
                                                                                         ==============    ==============

NET INCOME BEFORE EXTRAORDINARY ITEMS PER
  LIMITED PARTNER UNIT (1,150 Units).....................................................$        3,969    $        4,858
                                                                                         ==============    ==============

NET INCOME PER LIMITED PARTNER UNIT (1,150 Units)........................................$        3,969    $       15,162
                                                                                         ==============    ==============


                  See Notes to Condensed Financial Statements.


                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                             CONDENSED BALANCE SHEET
                                 (in thousands)

                                                                                            March 27,       December 31,
                                                                                               1998               1997
                                                                                            (Unaudited)
ASSETS

   Property and equipment, net............................................................$      303,931    $       305,156
  Due from Courtyard Management Corporation...............................................         5,927              4,913
  Other assets............................................................................         7,468              7,923
  Restricted cash.........................................................................         6,699              7,964
  Cash and cash equivalents...............................................................         9,677              5,450
                                                                                          --------------    ---------------

                                                                                          $      333,702    $       331,406
                                                                                          ==============    ===============


LIABILITIES AND PARTNERS'  DEFICIT

LIABILITIES
   Mortgage debt..........................................................................$      318,622    $       320,407
   Due to Marriott International, Inc. and affiliates.....................................        19,562             19,616
   Due to Host Marriott Corporation.......................................................        13,741             13,594
   Incentive management fees due to Courtyard Management Corporation......................         6,083              6,476
   Accounts payable and accrued liabilities...............................................         2,474              2,898
                                                                                          --------------    ---------------

     Total Liabilities....................................................................       360,482            362,991
                                                                                          --------------    ---------------

PARTNERS' DEFICIT
   General Partner........................................................................           (14)              (254)
   Limited Partners.......................................................................       (26,766)           (31,331)
                                                                                          --------------    ---------------

     Total Partners' Deficit..............................................................       (26,780)           (31,585)
                                                                                          --------------    ---------------

                                                                                          $      333,702    $       331,406
                                                                                          ==============    ===============










                  See Notes to Condensed Financial Statements.


                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                                Twelve Weeks Ended
                                                                                           March 27,          March 28,
                                                                                              1998              1997
                                                                                         --------------    ---------
OPERATING ACTIVITIES
   Net income............................................................................$        4,805    $       18,354
   Extraordinary items...................................................................            --           (12,473)
                                                                                         --------------    --------------

   Income before extraordinary items.....................................................         4,805             5,881
   Noncash items.........................................................................         4,219             4,624
   Changes in operating accounts.........................................................        (1,623)           (9,740)
                                                                                         --------------    --------------

     Cash provided by operating activities...............................................         7,401               765
                                                                                         --------------    --------------

INVESTING ACTIVITIES
   Additions to property and equipment, net..............................................        (2,743)           (2,507)
   Change in property improvement funds..................................................           353            (6,529)
                                                                                         --------------    --------------

     Cash used in investing activities...................................................        (2,390)           (9,036)
                                                                                         --------------    --------------

FINANCING ACTIVITIES
   Proceeds from mortgage debt ..........................................................            --           325,000
   Repayments of mortgage debt ..........................................................        (1,785)         (288,975)
   Change in restricted cash.............................................................         1,003                --
   Payment of financing costs............................................................            (2)           (5,342)
   Capital distributions.................................................................            --              (121)
                                                                                         --------------    --------------

     Cash (used in) provided by financing activities.....................................          (784)           30,562
                                                                                         --------------    --------------

INCREASE IN CASH AND CASH EQUIVALENTS....................................................         4,227            22,291

CASH AND CASH EQUIVALENTS at beginning of period.........................................         5,450            12,709
                                                                                         --------------    --------------

CASH AND CASH EQUIVALENTS at end of period...............................................$        9,677    $       35,000
                                                                                         ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for mortgage interest.......................................................$        6,289    $        7,625
                                                                                         ==============    ==============





                  See Notes to Condensed Financial Statements.

                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



1. The accompanying condensed financial statements have been prepared by the Courtyard By Marriott Limited Partnership (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed financial statements should be read in conjunction with the Partnership's financial statements and notes thereto included in the Partnership's 10-K for the fiscal year ended December 31, 1997.

       In the opinion of the Partnership, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 27, 1998 and December 31, 1997, and the results of operations and cash flows for the twelve weeks ended March 27, 1998 and March 28, 1997. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

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

2. Certain reclassifications were made to the prior quarter financial statements to conform to the current quarter presentation.

3. Revenues consist of Hotel operating results as follows:

                                                                                               Twelve Weeks Ended
                                                                                            March 27,         March 28,
                                                                                              1998              1997
                                                                                               (in thousands)
       HOTEL SALES
           Rooms.........................................................................$       41,794    $       38,901
           Food and beverage.............................................................         2,987             3,023
           Other.........................................................................         1,491             1,524
                                                                                         --------------    --------------
                                                                                                 46,272            43,448
                                                                                         --------------    --------------
       HOTEL EXPENSES
           Departmental direct costs
              Rooms......................................................................         8,829             8,254
              Food and beverage..........................................................         2,556             2,500
           Other hotel operating expenses................................................        11,110            11,006
                                                                                         --------------    --------------
                                                                                                 22,495            21,760
                                                                                         --------------    --------------

       REVENUES..........................................................................$       23,777    $       21,688
                                                                                         ==============    ==============

4. In December 1997, Host Marriott Corporation on behalf of the General Partner, CBM One Corporation, filed a preliminary Prospectus/Consent Solicitation Statement (the "S-4") with the Securities and Exchange Commission which proposed the consolidation (the "Consolidation") of this Partnership and five other limited partnerships into a publicly traded real estate investment trust ("REIT"). The General Partner has been working to resolve various open issues concerning the proposed Consolidation.

       In addition, there are existing REIT's which are active in the moderate price and extended stay hotel segment that have expressed an interest in the six limited partnerships. Therefore, the General Partner has had preliminary discussions with some of these companies. Although no agreements have yet been reached, the General Partner continues to pursue the possibility of a potential transaction involving the Partnership's assets or a merger of the Partnership with an existing publicly traded company.

       The General Partner has retained Merrill Lynch to advise the Partnership with respect to the Partnership's strategic alternatives, including the original Consolidation plan and other available alternatives. The General Partner intends to continue to explore these alternatives and determine which path to pursue, obviously subject to appropriate partner approval.

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

RESULTS OF OPERATIONS

Revenues. Revenues (hotel sales less direct hotel operating costs and expenses) increased $2.1 million, or 10%, to $23.8 million for first quarter 1998 when compared to first quarter 1997. The Partnership's revenues and operating profit were impacted by improved lodging results. The increase was driven primarily by growth in revenue per available room ("REVPAR"). REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance (although it is not a GAAP, or generally accepted accounting principles, measure of revenue). Room sales increased $2.9 million, or 7%, to $41.8 million in first quarter of 1998 when compared to first quarter 1997, reflecting improvements in REVPAR for the quarter.

REVPAR for first quarter 1998 increased $5, or 7%, to $69 when compared to first quarter 1997, primarily due to the increase in combined average room rate of $8, or 9%, to $88 even though the combined average occupancy decreased by one percentage point to approximately 79%. Due to the continued high occupancy of these properties, the Partnership expects future increases in REVPAR to be driven by room rate increases, rather than increases in occupancy. However, there can be no assurance that REVPAR will continue to increase in the future.

Operating Costs and Expenses. The Partnership's operating costs and expenses increased $2.5 million, or 25%, to $12.8 million for first quarter 1998 when compared to first quarter 1997, primarily due to an increase in incentive management fees. In accordance with the management agreement, incentive management fees equal 15% of operating profit. Deferred and current year incentive management fees are payable from 50% of available cash flow after the payment of (i) debt service; (ii) deferred Courtyard system fees, if any; (iii) deferred ground rent due to Marriott International, Inc. ("MII"), if any; and
(iv) a priority return to the Partnership equal to 10% of cumulative capital less sale and refinancing proceeds. Future unpaid management fees do not accrue. There were no incentive management fees earned during first quarter 1997, as there was no available cash flow.

Operating Profit. As a result of changes in revenues and operating costs and expenses discussed above, operating profit decreased $443,000, or 4%, to $10.9 million for first quarter 1998 when compared to first quarter 1997.

Income Before Extraordinary Items. Income before extraordinary items decreased by $1.1 million, or 18%, to $4.8 million for first quarter 1998 when compared to first quarter 1997, primarily due to an increase in interest expense of $569,000, or 10%, to $6.1 million. Interest expense increased due to refinancing the Partnership's mortgage debt on March 21, 1997 at a higher interest rate.

Extraordinary Items. The Partnership recognized a net extraordinary gain in the first quarter of 1997 of $12.5 million representing the forgiveness of deferred management fees by Courtyard Management Corporation partially offset by an extraordinary loss on the early extinguishment of debt.

Net Income. Net income for first quarter 1998 decreased by $13.5 million to $4.8 million, compared to net income of $18.4 million, for first quarter 1997 as a result of the items discussed above.

CAPITAL RESOURCES AND LIQUIDITY

The Partnership's financing needs have historically been funded through loan agreements with various lenders and Host Marriott Corporation ("Host Marriott"). The General Partner believes that the Partnership will have sufficient capital resources and liquidity to continue to conduct its business in the ordinary course.

Principal Sources and Uses of Cash

Cash provided by operations was $7.4 million and $765,000 for first quarters 1998 and 1997, respectively. The Partnership's principal source of cash is cash from operations. Cash provided by operations was higher in first quarter 1998 primarily due to the payment of $4.2 million of deferred management fees in connection with the refinancing in 1997. In addition, Due from Courtyard Management Corporation decreased $2 million in first quarter 1998 when compared to first quarter 1997 which also contributed to the increase in cash provided by operations during first quarter 1998.

Cash used in investing activities was $2.4 million and $9 million for first quarters 1998 and 1997, respectively. The Partnership's cash used in investing activities consists primarily of contributions to the property improvement fund and capital expenditures for improvements to the hotels. As part of the debt refinancing on March 21, 1997, a $7 million contribution was made to the property improvement fund in first quarter 1997 which accounts for the decrease in cash used in investing activities in first quarter 1998.

As part of the debt refinancing, contributions to the property improvement fund will remain at 5% of gross Hotel sales through 1998 and may be increased by Courtyard Management Corporation to 6% in 1999 and 2000, and 7%, thereafter if the current contribution of 5% of gross Hotel sales is insufficient to make the replacements, renewals and repairs to maintain the hotels in accordance with the Manager's standards for Courtyard by Marriott hotels.

During the first quarter 1998, $784,000 was used for financing activities and during the first quarter of 1997, $30.6 million was provided by financing activities. The Partnership's financing activities primarily consist of capital distributions to its partners, repayments of debt and payment of financing costs, as well as the refinancing of the Partnership's mortgage debt. In first quarter 1997, the Partnership received refinancing proceeds in excess of repayments of the mortgage debt. This provided cash to the Partnership which was used to pay financing costs and provided funds for a partial return of capital distribution to the partners. This distribution was paid April 4, 1997.

                           PART II. OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS

Marvin Schick and Jack Hirsch, the plaintiffs in a class action lawsuit filed their complaint, styled Marvin Schick, et al. v. Host Marriott Corporation, et al., Civil Action No. 15991 on October 16, 1997 in Delaware Chancery court against the General Partner, the Manager and certain of their respective affiliates, officers and directors. Plaintiffs are members of an ad hoc committee of the Partnership's limited partners which has been closely monitoring the affairs of the Partnership for a number of years. This lawsuit primarily involves allegations that in 1994 the General Partner agreed to decrease the owner's priority under the terms of the Management Agreement to the benefit of the Manager without obtaining the consent of the limited partners. The lawsuit includes claims against Host Marriott Corporation ("Host Marriott") and the General Partner for breach of contract and breach of fiduciary duty, and against MII and the Manager for interference with contract and aiding and abetting in the breach of fiduciary duties. The General Partner believes that the change in the Management Agreement did not require limited partner approval, because, among other things, it did not result in an increase in compensation to the Manager. The General Partner intends to vigorously defend this lawsuit and expects to prevail on the merits.

On February 11, 1998, four individual limited partners in partnerships sponsored by Host Marriott, filed a class action lawsuit, styled Ruben, et al. v. Host Marriott Corporation, et al., Civil Action No. 16186, in Delaware State Chancery Court against Host Marriott and the general partners of Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, and Fairfield Inn by Marriott Limited Partnership (collectively, the "Five Partnerships"). The plaintiffs allege that the merger of the Five Partnerships (the "Merger") into an umbrella partnership real estate investment trust proposed by CRF Lodging Company, L.P. in a preliminary registration statement filed with the Securities and Exchange Commission, dated December 22, 1997, constitutes a breach of the fiduciary duties owed to the limited partners of the Five Partnerships by Host Marriott and the general partners of the Five Partnerships. In addition, the plaintiffs allege that the Merger breaches various agreements relating to the Five Partnerships. The plaintiffs are seeking, among other things, the following: certification of a class; injunctive relief to block consummation of the Merger or, in the alternative, recision of the Merger; and damages. Host Marriott and the general partners of the Partnership believe that these allegations are totally devoid of merit and they intend to vigorously defend against them. The defendants also maintain that this lawsuit is premature because the Merger has not been, and may not be, consummated as proposed in the SEC filings.

On March 16, 1998, limited partners in several partnerships sponsored by Host Marriott filed a lawsuit, styled Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. CI-04092, in the 57th Judicial District Court of Bexar County, Texas against Marriott International, Inc. ("Marriott International"), Host Marriott, various of their subsidiaries, J.W. Marriott, Jr., Stephen Rushmore, and Hospitality Valuation Services, Inc. (collectively, the "Defendants"). The lawsuit relates to the following limited partnerships: Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, Fairfield Inn by Marriott Limited Partnership, Desert Springs Marriott Limited Partnership, and Atlanta Marriott Marquis Limited Partnership (collectively, the "Seven Partnerships"). The plaintiffs allege that the Defendants conspired to sell hotels to the Seven Partnerships for inflated prices and that they charged the Seven Partnerships excessive management fees to operate the Seven Partnerships' hotels. The plaintiffs further allege that the Defendants committed fraud, breached fiduciary duties, and violated the provisions of various contracts. The plaintiffs are seeking unspecified damages. The Defendants, which do not include the Seven Partnerships, believe that there is no truth to the plaintiffs' allegations and that the lawsuit is totally devoid of merit. The Defendants intend to vigorously defend against the claims asserted in the lawsuit. Although the Seven Partnerships have not been named as Defendants in the lawsuit, the partnership agreements relating to the Seven Partnerships include an indemnity provision which requires the Seven Partnerships, under certain circumstances, to indemnify the general partners against losses, judgments, expenses, and fees.

The Partnership and the Hotels are involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnership.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

a.      Exhibits:

        None.

b. Reports on Form 8-K:

        May 6, 1998 -- Letter to limited partners regarding status of proposed consolidation.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    COURTYARD BY MARRIOTT
                                    LIMITED PARTNERSHIP

                                    By:      CBM ONE CORPORATION
                                             General Partner


                                             /s/ Earla L. Stowe
  May 11, 1998                      By:      ---------------------------
                                             Earla L. Stowe
                                             Vice President and
                                             Chief Accounting Officer