Form 10-Q
period 1998-06-19
COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
filed 1998-07-31
CIK 813807

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 19, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-15736

                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

         Delaware                                   52-1468081
-----------------------------            -----------------------------------
  (State of Organization)                (I.R.S. Employer Identification Number)

   10400 Fernwood Road,
       Bethesda, MD                                 20817-1109
-----------------------------            -------------------------------
(Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (301) 380-2070 Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable
          Securities registered pursuant to Section 12(g) of the Act:
                     Units of Limited Partnership Interest
                                (Title of Class)

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


                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements

Condensed Statement of Operations
 Twelve and Twenty-Four Weeks Ended June 19, 1998 and June 20, 1997...........1

Condensed Balance Sheet
 June 19, 1998 and December 31, 1997..........................................2

Condensed Statement of Cash Flows
 Twenty-Four Weeks Ended June 19, 1998 and June 20, 1997......................3

Notes to Condensed Financial Statements.......................................4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................6



                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings..................................................9

Item 6.    Exhibits and Reports on Form 8-K..................................10

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in thousands except per Unit amounts)


                                                              Twelve Weeks Ended                Twenty-Four Weeks Ended
                                                           June 19,         June 20,           June 19,         June 20,
                                                             1998             1997               1998             1997
                                                        -------------     ------------       ------------     --------




REVENUES................................................$      26,271     $     24,502       $     50,048     $     46,190
                                                        -------------     ------------       ------------     ------------

OPERATING COSTS AND EXPENSES
   Depreciation.........................................        4,119            3,933              8,087            8,040
   Base and Courtyard management fees...................        2,965            2,785              5,741            5,392
   Incentive management fees............................        2,565            4,512              4,800            4,512
   Ground rent, taxes and other.........................        3,766            2,656              7,630            6,253
                                                        -------------     ------------       ------------     ------------

        Total Operating Costs and Expenses..............       13,415           13,886             26,258           24,197
                                                        -------------     ------------       ------------     ------------

OPERATING PROFIT........................................       12,856           10,616             23,790           21,993
   Interest expense.....................................       (6,075)          (6,113)           (12,328)         (11,693)
   Interest income......................................          246              276                370              360
                                                        -------------     ------------       ------------     ------------

NET INCOME BEFORE EXTRAORDINARY ITEMS                           7,027            4,779             11,832           10,660

EXTRAORDINARY ITEMS
   Gain on forgiveness of deferred fees.................           --               --                 --           14,896
   Loss on extinguishment of debt.......................           --               --                 --           (2,423)
                                                        -------------     ------------       ------------     ------------
                                                                   --               --                 --           12,473
                                                        -------------     ------------       ------------     ------------

NET INCOME..............................................$       7,027     $      4,779       $     11,832     $     23,133
                                                        =============     ============       ============     ============

ALLOCATION OF NET INCOME
   General Partner......................................$         351     $        239       $        591     $      1,157
   Limited Partners.....................................        6,676            4,540             11,241           21,976
                                                        -------------     ------------       ------------     ------------
                                                        $       7,027     $      4,779       $     11,832     $     23,133
                                                        =============     ============       ============     ============

NET INCOME BEFORE EXTRAORDINARY ITEMS
   PER LIMITED PARTNER UNIT (1,150 Units)...............$       5,805     $      3,948       $      9,774     $      8,806
                                                        =============     ============       ============     ============

NET INCOME PER LIMITED PARTNER UNIT
   (1,150 Units)........................................$       5,805     $      3,948       $      9,774     $     19,110
                                                        =============     ============       ============     ============





     See Notes to Condensed Financial Statements.


                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                             CONDENSED BALANCE SHEET
                                 (in thousands)


                                                                                             June 19,       December 31,
                                                                                               1998               1997

                                                                                            (Unaudited)
ASSETS

  Property and equipment, net............................................................$      305,451    $       305,156
  Due from Courtyard Management Corporation...............................................         2,659              4,913
  Other assets............................................................................        10,747              7,923
  Restricted cash.........................................................................         8,229              7,964
  Cash and cash equivalents...............................................................         8,289              5,450
                                                                                          --------------    ---------------

                                                                                          $      335,375    $       331,406
                                                                                          ==============    ===============


LIABILITIES AND PARTNERS' CAPITAL ( DEFICIT)

LIABILITIES
   Mortgage debt..........................................................................$      316,801    $       320,407
   Due to Marriott International, Inc. and affiliates.....................................        19,509             19,616
   Due to Host Marriott Corporation.......................................................        13,885             13,594
   Incentive management fees due to Courtyard Management Corporation......................         5,078              6,476
   Accounts payable and accrued liabilities...............................................         2,275              2,898
                                                                                          --------------    ---------------

     Total Liabilities....................................................................       357,548            362,991
                                                                                          --------------    ---------------

PARTNERS' CAPITAL (DEFICIT)
   General Partner........................................................................           216               (254)
   Limited Partners.......................................................................       (22,389)           (31,331)
                                                                                          ---------------   ---------------

     Total Partners' Capital (Deficit)....................................................       (22,173)           (31,585)
                                                                                          ---------------   ---------------

                                                                                          $      335,375    $       331,406
                                                                                          ==============    ===============










                  See Notes to Condensed Financial Statements.


                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                              Twenty-Four Weeks Ended
                                                                                            June 19,          June 20,
                                                                                              1998              1997
                                                                                         --------------    ---------

OPERATING ACTIVITIES
     Net income.........................................................................$       11,832     $        23,133
     Extraordinary items................................................................            --             (12,473)
                                                                                        --------------     ---------------

     Income before extraordinary items..................................................        11,832              10,660
     Noncash items......................................................................         8,582               8,789
     Changes in operating accounts......................................................          (229)             (9,234)
                                                                                        ---------------    ---------------

        Cash provided by operating activities...........................................        20,185              10,215
                                                                                        --------------     ---------------

INVESTING ACTIVITIES
     Additions to property and equipment, net...........................................        (8,382)             (7,747)
     Change in property improvement fund................................................        (3,026)             (3,752)
                                                                                        ---------------    ---------------

        Cash used in investing activities...............................................       (11,408)            (11,499)
                                                                                        ---------------    ---------------

FINANCING ACTIVITIES
     Repayments of mortgage debt .......................................................        (3,606)           (290,101)
Capital distributions ..................................................................        (2,420)            (30,384)
     Change in restricted cash..........................................................            90                  --
     Payment of financing costs.........................................................            (2)             (5,889)
     Proceeds from mortgage debt........................................................            --             325,000
                                                                                        --------------     ---------------

        Cash used in financing activities...............................................        (5,938)             (1,374)
                                                                                        ---------------    ---------------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................................         2,839              (2,658)

CASH AND CASH EQUIVALENTS at beginning of period........................................         5,450              12,709
                                                                                        --------------     ---------------

CASH AND CASH EQUIVALENTS at end of period..............................................$        8,289     $        10,051
                                                                                        ==============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for mortgage and other interest..........................................$       12,681     $        11,945
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

     In the opinion of the Partnership, the accompanying unaudited condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 19, 1998, the results of operations for the twelve and twenty-four weeks ended June 19, 1998 and June 20, 1997 and the cash flows for the twenty-four weeks ended June 19, 1998 and June 20, 1997. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

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

2. Certain reclassifications were made to the prior year financial statements to conform to the 1998 presentation.

3. Revenues represent house profit of the Partnership hotels since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the hotels to Courtyard by Marriott Limited Partnership (the "Manager"). House profit reflects the net revenues flowing to the Partnership as property owner and represents hotel operating results less property-level expenses, excluding depreciation, base, Courtyard and incentive management fees, property taxes, equipment rent and certain other costs, which are disclosed separately in the accompanying condensed statement of operations.

     On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus of EITF 97-2 "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

          The Partnership is assessing the impact of EITF 97-2 on its policy of excluding property-level revenues and operating expenses of the Hotel from its statements of operations. If the Partnership concludes that EITF 97-2 should be applied to the Hotels, it would include operating results of this managed operation in its financial statements. Application of EITF 97-2 to financial statements as of and for the twelve and twenty-four weeks ended June 19, 1998, would have increased both revenues and operating expenses by approximately $23 million and $46 million, respectively, and would have had no impact on net income.

     Revenues consist of the following hotel operating results for 1998 and 1997 (in thousands):


                                                                Twelve Weeks Ended               Twenty-Four Weeks Ended
                                                            June 19,          June 20,         June 19,          June 20,
                                                              1998              1997             1998              1997
       HOTEL SALES
         Rooms............................................$      44,681    $      41,793     $      86,475    $      80,694
         Food and beverage................................        3,166            3,055             6,153            6,078
         Other............................................        1,562            1,576             3,053            3,100
                                                          -------------    -------------     -------------    -------------
                                                                 49,409           46,424            95,681           89,872
                                                          -------------    -------------     -------------    -------------
       HOTEL EXPENSES
         Departmental direct costs
           Rooms..........................................        9,220            8,704            18,049           16,958
           Food and beverage..............................        2,569            2,614             5,125            5,114
         Other............................................       11,349           10,604            22,459           21,610
                                                          -------------    -------------     -------------    -------------
                                                                 23,138           21,922            45,633           43,682
                                                          -------------    -------------     -------------    -------------

       REVENUES...........................................$      26,271    $      24,502     $      50,048    $      46,190




          4. As previously reported, Host Marriott Corporation, on behalf of the General Partner, CBM One Corporation, filed a preliminary Prospectus/Consent Solicitation Statement with the Securities and Exchange Commission in December 1997, which proposed the consolidation (the "Consolidation") of this Partnership and five other limited partnerships into a publicly traded real estate investment trust ("REIT").

          In addition, we reported to you that there are existing REIT's which are active in the moderate price and extended stay hotel segment that have expressed an interest in acquiring the hotels owned by the six limited partnerships. Although the General Partner has had preliminary discussions with some of these companies, no agreements have yet been reached. The General Partner has retained Merrill Lynch to advise the Partnership with respect to the Partnership's strategic alternatives. The General Partner intends to continue to explore these alternatives and determine which path to pursue, obviously subject to appropriate partner approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Partnership to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

First Two Quarters of 1998 Compared to the First Two Quarters of 1997

Revenues. Revenues (hotel sales less direct hotel operating costs and expenses) for the first two quarters of 1998 increased $3.9 million to $50 million, an 8% increase when compared to the first two quarters of 1997. The Partnership's revenues and operating profit were impacted by improved lodging results. The increase was driven primarily by growth in revenue per available room ("REVPAR"). REVPAR is a commonly used indicator of market performance for hotels which represents the combination of daily room charged and the average daily occupancy achieved (although it is not a GAAP, or generally accepted accounting principles, measure of revenue). REVPAR does not include food and beverage or other ancillary revenues generated by the property. For the first two quarters of 1998, room sales increased $5.8 million to $86.5 million, a 7% increase compared to the first two quarters of 1997.

REVPAR increased 6% to $71 for the first two quarters of 1998 when compared to the first two quarters of 1997, primarily due to the increase in combined average room rate of $7, or 9%, to $88 offset by a one percentage point decrease in average occupancy to approximately 81%.

Operating Costs and Expenses. The Partnership's operating costs and expenses increased $2.1 million, or 9% from $24.2 million for the first two quarters of 1997 to $26.3 million for the first two quarters of 1998 primarily due to an increase in base, Courtyard and incentive management fees, as well as ground rent, taxes and other expenses. As a percentage of hotel revenues, hotel operating costs and expenses remained stable at 52% of revenues for the first two quarters of 1998 compared to the first two quarters of 1997.

Operating Profit. As a result of changes in revenues and operating costs and expenses discussed above, operating profit increased $1.8 million, or 8% from $22 million for the first two quarters of 1997 to $23.8 million, or 48% of revenues for the first two quarters of 1998.

Interest Expense. Interest expense increased 5% to $12.3 million for the first two quarters of 1998 due to the refinancing of the mortgage debt at a higher fixed rate and an increase in the loan balance from $280.8 million to $325 million.

Income before Extraordinary Items. Income before extraordinary items increased by $1.1 million, or 11% to $11.8 million for the first two quarters of 1998 when compared to the first two quarters of 1997, primarily due to the $1.8 million increase in operating profit offset by the increase in interest expense discussed above.

Extraordinary  Items.  The  Partnership   recognized  a  net
extraordinary gain in the first two quarters of 1997 of $12.5 million representing the forgiveness of deferred management fees by Courtyard Management Corporation partially offset by an extraordinary loss on the early extinguishment of debt.

Net Income. Net income for the first two quarters of 1998 decreased $11.3 million to $11.8 million, or 24% of revenues when compared to net income of $23.1 million, for the first two quarters of 1997 as a result of the items discussed above.

Second Quarter 1998 Compared to Second Quarter 1997

Revenues. Revenues increased $1.8 million to $26.3 million for second quarter 1998, a 7% increase when compared to second quarter 1997, due to the increase in REVPAR as described below.

REVPAR for second quarter 1998 increased 5% to $74 when compared to second quarter 1997 primarily due to the increase in combined average room rate of $7 to $89 for second quarter 1998, offset by a one percentage point decrease in the combined average occupancy to approximately 83% over the same period in 1997.

Operating Costs and Expenses. The Partnership's operating costs and expenses decreased 3% to $13.4 million for second quarter 1998 when compared to the same period in 1997 primarily due to a decrease in incentive management fee expense offset by an increase in ground rent, taxes and other costs and expenses. Incentive management fee expense for second quarter 1998 was higher as it included an adjustment for first quarter 1998 incentive management fees.

Operating Profit. As a result of changes in revenues and operating costs and expenses discussed above, operating profit increased for second quarter 1998 by $2.3 million, or 21%, to $12.9 million, when compared to the same period in 1997.

CAPITAL RESOURCES AND LIQUIDITY

The Partnership's financing needs have historically been funded through loan agreements with various lenders and Host Marriott Corporation ("Host Marriott"). The General Partner believes that the Partnership will have sufficient capital resources and liquidity to continue to conduct its business in the ordinary course.

Principal Sources and Uses of Cash

Cash provided by operating activities was $20.2 million and $10.2 million for the first two quarters 1998 and the first two quarters 1997, respectively. Cash provided by operations was higher in second quarter 1998 primarily due to the payment of $4.2 million of deferred management fees in connection with the refinancing in 1997 as well as a decrease in the rent receivable due from the Manager.

Cash used in investing activities was $11.4 million and $11.5 million for the first two quarters 1998 and the first two quarters 1997, respectively. The Partnership's investing activities consist primarily of contributions to the property improvement fund and capital expenditures for improvements to hotels.

As part of the debt refinancing, contributions to the property improvement fund will remain at 5% of gross hotel sales through 1998 and may be increased by Courtyard Management Corporation to 6% in 1999 and 2000 and 7% thereafter if the current contribution of 5% of gross hotel sales is insufficient to make the replacements, renewals and repairs to maintain the hotels in accordance with the Manager's standards for Courtyard by Marriott hotels.

     Cash used in financing activities was $5.9 million and $1.4 million for the first two quarters 1998 and the first two quarters 1997, respectively. The Partnership's financing activities consist primarily of capital distributions to its partners and repayment of debt. During the first two quarters of 1998, the Partnership distributed $2.4 million to the partners. This distribution represented the final distribution from 1997 operations, bringing the total distribution from 1997 operations to $10,000 per limited partner unit. In the first quarter 1997, the Partnership received refinancing proceeds in excess of repayments of the mortgage debt. This provided cash to the Partnership which was used to pay refinancing costs and provided funds for a partial return of capital distribution to the partners. This distribution was paid in second quarter 1997. On July 27, 1998, the Partnership distributed $6.9 million, or $6,000 per limited partner unit, from first and second quarter 1998 operating results. We anticipate total cash distributions for 1998 of approximately $10,000 per limited partner unit. However, actual distributions may be higher or lower depending on actual Hotel operating results for the remainder of the year. We expect to make a distribution from 1998 third quarter operating cash flow in November 1998 and a final distribution for 1998 operations in April 1999.

                           PART II. OTHER INFORMATION


                           ITEM 1. LEGAL PROCEEDINGS


     Marvin Schick and Jack Hirsch, the plaintiffs in a class action lawsuit styled Marvin Schick, et al. v. Host Marriott Corporation, et al., Civil Action No. 15991, filed their complaint on October 16, 1997 in Delaware Chancery Court against the General Partner, the Manager and certain of their respective affiliates, officers and directors. The plaintiff's claim that General Partner agreed to decrease the owner's priority under the terms of the Management
Agreement for the benefit of the Manager without obtaining the consent of the limited partners. The lawsuit includes claims against Host Marriott and the General Partner for breach of contract and breach of fiduciary duty, and against Marriott International, Inc. and the Manager for interference with contract and aiding and abetting in the breach of fiduciary duties. The General Partner believes that the change in the Management Agreement did not require limited partner approval, because, among other things, it did not result in an increase in compensation to the Manager. The defendants filed an answer to the plaintiffs' complaint and asserted a number of defenses. The General Partner intends to vigorously defend this lawsuit and expects to prevail on the merits.

     On February 11, 1998, four individual limited partners in partnerships sponsored by Host Marriott, filed a class action lawsuit, styled Ruben, et al.
v. Host Marriott Corporation, et al., Civil Action No. 16186, in Delaware State Chancery Court against Host Marriott and the general partners of Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership,
Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, and Fairfield Inn by Marriott Limited Partnership (collectively, the "Five Partnerships"). The plaintiffs allege that the merger of the Five Partnerships (the "Merger") into an umbrella partnership real estate investment trust proposed by CRF Lodging Company, L.P. in a preliminary registration statement filed with the Securities and Exchange Commission, dated December 22, 1997, constitutes a breach of the fiduciary duties owed to the limited partners of the Five Partnerships by Host Marriott and the general partners of the Five Partnerships. In addition, the plaintiffs allege that the Merger breaches various agreements relating to the Five Partnerships. The plaintiffs are seeking, among other things, the following: certification of a class; injunctive relief to block consummation of the Merger or, in the alternative, rescission of the Merger; and damages. Host Marriott and the general partners of the Partnership believe that these allegations are totally devoid of merit and they intend to vigorously defend against them. The defendants also maintain that this lawsuit is premature because the Merger has not been, and may not be, consummated as proposed in the SEC filings. Accordingly, they have filed a motion to dismiss the lawsuit.

     On March 16, 1998, limited partners in several partnerships sponsored by Host Marriott filed a lawsuit, styled Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. 98-CI-04092, in the 57th Judicial District Court of Bexar County, Texas against Marriott International, Inc. ("Marriott International"), Host Marriott, various of their subsidiaries, J.W. Marriott, Jr., Stephen Rushmore, and Hospitality Valuation Services, Inc. (collectively, the "Defendants"). The lawsuit relates to the following limited partnerships: Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, Fairfield Inn by Marriott Limited Partnership, Desert Springs Marriott Limited Partnership, and Atlanta Marriott Marquis Limited Partnership (collectively, the "Seven Partnerships"). The plaintiffs allege, amoung other things, that the Defendants conspired to sell hotels to the Seven Partnerships for inflated prices and that they charged the Seven Partnerships excessive management fees to operate the Seven Partnerships' hotels. The plaintiffs further allege that the Defendants committed fraud, breached fiduciary duties, and violated the provisions of various contracts. The plaintiffs are seeking unspecified damages. The Defendants, which do not include the Seven Partnerships, believe that there is no truth to the plaintiffs' allegations and that the lawsuit is totally devoid of merit. The Defendants intend to vigorously defend against the claims asserted in the lawsuit. They have filed an answer to the plaintiffs' petition and asserted a number of defenses. Although the Seven Partnerships have not been named as Defendants in the lawsuit, the partnership agreements relating to the Seven Partnerships include an indemnity provision which requires the Seven Partnerships, under certain circumstances, to indemnify the general partners against losses, judgments, expenses and fees.

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


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

a.      Exhibits:

        None.

b.       Reports on Form 8-K:

     May 6, 1998 -- Letter from the general partner to the limited partners regarding status of proposed consolidation.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                              COURTYARD BY MARRIOTT
                              LIMITED PARTNERSHIP

                              By:    CBM ONE CORPORATION
                                     General Partner



         July 31, 1998        By:    Earla L. Stowe
                                     Vice President and Chief Accounting Officer