Form 10-Q
period 1998-09-11
COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
filed 1998-10-27
CIK 813807

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 11, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-15736

                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

               Delaware                           52-1468081
 -------------------------------       ----------------------------------
       (State of Organization)         (I.R.S. Employer Identification Number)


10400 Fernwood Road, Bethesda, MD                  20817-1109
---------------------------------      ----------------------------------
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

===============================================================================
                    Courtyard By Marriott Limited Partnership
===============================================================================


                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements

Condensed Statement of Operations
Twelve and Thirty-Six Weeks Ended September 11, 1998 (Unaudited)
and September 12, 1997 (Unaudited).............................................1

Condensed Balance Sheet
September 11, 1998 (Unaudited) and December 31, 1997...........................2

Condensed Statement of Cash Flows
Thirty-Six Weeks ended September 11, 1998 (Unaudited)
and September 12, 1997 (Unaudited).............................................3

Notes to Condensed Financial Statements (Unaudited)............................4

Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations................................6


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings...................................................9

Item 6.    Exhibits and Reports on Form 8-K...................................10

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per Unit amounts)

                                                             Twelve Weeks Ended                 Thirty-Six Weeks Ended
                                                       September 11,    September 12,       September 11,     September 12,
                                                           1998             1997                1998              1997
                                                     ----------------  ---------------    ----------------  ---------------

REVENUES (Note 3)....................................$         24,017  $        22,771    $         74,065  $        68,961
                                                     ----------------  ---------------    ----------------  ---------------

OPERATING COSTS AND EXPENSES
   Depreciation......................................           4,058            5,292              12,145           13,332
   Base and Courtyard management fees................           2,865            2,713               8,606            8,105
   Incentive management fees.........................           2,278            2,083               7,078            6,595
   Ground rent, taxes and other......................           3,656            3,914              11,286           10,167
                                                     ----------------  ---------------    ----------------  ---------------

         Total Operating Costs and Expenses..........          12,857           14,002              39,115           38,199
                                                     ----------------  ---------------    ----------------  ---------------

OPERATING PROFIT.....................................          11,160            8,769              34,950           30,762
   Interest expense..................................          (6,046)          (6,121)            (18,374)         (17,814)
   Interest income...................................             215              112                 585              472
                                                     ----------------  ---------------    ----------------  ---------------

NET INCOME BEFORE
   EXTRAORDINARY ITEMS...............................           5,329            2,760              17,161           13,420

EXTRAORDINARY ITEMS
   Gain on forgiveness of deferred fees..............              --               --                  --           14,896
   Loss on extinguishment of debt....................              --               --                  --           (2,423)
                                                     ----------------  ---------------    ----------------  ---------------
                                                                   --               --                  --           12,473
                                                     ----------------  ---------------    ----------------  ---------------

NET INCOME...........................................$          5,329  $         2,760    $         17,161  $        25,893
                                                     ================  ===============    ================  ===============

ALLOCATION OF NET INCOME
   General Partner...................................$            267  $           138    $            858  $         1,295
   Limited Partner...................................           5,062            2,622              16,303           24,598
                                                     ----------------  ---------------    ----------------  ---------------
                                                     $          5,329  $         2,760    $         17,161  $        25,893
                                                     ================  ===============    ================  ===============

NET INCOME BEFORE EXTRAORDINARY ITEMS
   PER LIMITED PARTNER UNIT
   (1,150 Units).....................................$          4,403  $         2,280    $         14,177  $        11,086
                                                     ================  ===============    ================  ===============

NET INCOME PER LIMITED PARTNER UNIT
   (1,150 Units).....................................$          4,403  $         2,280    $         14,177  $        21,390
                                                     ================  ===============    ================  ===============



                  See Notes to Condensed Financial Statements.


                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                             CONDENSED BALANCE SHEET
                                 (in thousands)



                                                                                         September 11,      December 31,
                                                                                              1998                1997
                                                                                           (unaudited)

                                                          ASSETS

   Property and equipment, net..........................................................$        303,420    $       305,156
   Deferred financing costs, net........................................................           5,990              6,295
   Property improvement fund............................................................           5,880              1,628
   Restricted cash......................................................................           5,279              7,964
   Due from Courtyard Management Corporation............................................           4,314              4,913
   Cash and cash equivalents............................................................           7,234              5,450
                                                                                        ----------------    ---------------

                                                                                        $        332,117    $       331,406
                                                                                        ================    ===============


                                        LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
   Mortgage debt........................................................................$        314,945    $       320,407
   Due to Marriott International, Inc. and affiliates...................................          19,455             19,616
   Due to Host Marriott Corporation.....................................................          14,028             13,594
   Incentive management fees due to Courtyard Management Corporation....................           4,659              6,476
   Accounts payable and accrued liabilities.............................................           3,134              2,898
                                                                                        ----------------    ---------------

       Total Liabilities................................................................         356,221            362,991
                                                                                        ----------------    ---------------

PARTNERS' CAPITAL (DEFICIT)
  General Partner.......................................................................             120               (254)
  Limited Partners......................................................................         (24,224)           (31,331)
                                                                                        ----------------    ---------------

       Total Partners' Capital (Deficit)................................................         (24,104)           (31,585)
                                                                                        ----------------    ---------------

                                                                                        $        332,117    $       331,406
                                                                                        ================    ===============







                  See Notes to Condensed Financial Statements.


                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                                               Thirty-Six Weeks Ended
                                                                                          September 11,       September 12,
                                                                                              1998                1997
                                                                                        ----------------    ----------
OPERATING ACTIVITIES
     Net income.........................................................................$         17,161    $        25,893
     Extraordinary items................................................................              --            (12,473)
                                                                                        ----------------    ---------------

     Net income before extraordinary items..............................................          17,161             13,420
     Noncash items......................................................................          12,886             14,264
     Changes in operating accounts......................................................           1,565             (7,253)
                                                                                        ----------------    ---------------

         Cash provided by operating activities..........................................          31,612             20,431
                                                                                        ----------------    ---------------

INVESTING ACTIVITIES
     Additions to property and equipment, net...........................................         (10,409)           (14,978)
     Change in property improvement fund................................................          (4,252)             1,160
                                                                                        ----------------    ---------------

         Cash used in investing activities..............................................         (14,661)           (13,818)
                                                                                        ----------------    ---------------

FINANCING ACTIVITIES
     Capital distributions..............................................................          (9,680)           (37,647)
     Repayments of mortgage debt .......................................................          (5,462)          (291,817)
     Change in restricted debt service reserve..........................................             (23)                --
     Payment of financing costs.........................................................              (2)            (5,980)
     Proceeds from mortgage debt .......................................................              --            325,000
                                                                                        ----------------    ---------------

         Cash used in financing activities..............................................         (15,167)           (10,444)
                                                                                        ----------------    ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................................           1,784             (3,831)

CASH AND CASH EQUIVALENTS at beginning of period........................................           5,450             12,709
                                                                                        ----------------    ---------------

CASH AND CASH EQUIVALENTS at end of period..............................................$          7,234    $         8,878
                                                                                        ================    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for mortgage interest....................................................$         19,036    $        18,450
                                                                                        ================    ===============




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

     In the opinion of the Partnership, the accompanying unaudited condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 11, 1998, the results of operations for the twelve and thirty-six weeks ended September 11, 1998 and September 12, 1997 and the cash flows for the thirty-six weeks ended September 11, 1998 and September 12, 1997. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

     For financial reporting purposes, the net income of the Partnership is allocated 95% to the Limited Partners and 5% to the General Partner. Significant differences exist between the net income for financial reporting purposes and the net income reported for Federal income tax purposes. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods, shorter depreciable lives for the assets, difference in the timing of recognition of certain fees and straight-line rent adjustments.

2. Certain reclassifications were made to the prior year financial statements to conform to the 1998 presentation.

3. Revenues represent house profit of the Partnership hotels since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the hotels to Courtyard Management Corporation (the "Manager"). House profit reflects hotel operating results which flow to the Partnership as property owner and represents total combined hotel sales less property-level expenses, excluding depreciation, base, Courtyard and incentive management fees, property taxes, equipment rent and certain other costs, which are disclosed separately in the accompanying condensed statement of operations.

     On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF 97-2 "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

     The Partnership has considered the impact of EITF 97-2 and concluded that it should be applied to its hotels. Accordingly, upon adoption, hotel sales and property-level expenses will be reflected on the statement of operations. This change in accounting principle will be adopted in the financial statements during the fourth quarter of 1998 as of and for the year ended December 31, 1998 with retroactive effect in prior periods to conform to the new presentation. Application of EITF 97-2 will increase both revenues and operating expenses by approximately $23.7 million and $22.4 million for the twelve weeks ended September 11, 1998 and September 12, 1997, respectively, and $69.4 million and $66.1 million for the thirty-six weeks ended September 11, 1998 and September 12, 1997, respectively, and will have no impact on operating profit or net income.

     Revenues consist of the following hotel operating results (in thousands):

                                                   Twelve Weeks Ended                     Thirty-Six Weeks Ended
                                            September 11,       September 12,         September 11,     September 12,
                                                1998                1997                  1998               1997
                                          ----------------    ---------------       ---------------     ---------------
     HOTEL SALES
       Rooms..............................$         43,486    $        40,878       $       129,961     $       121,572
       Food and beverage..................           2,982              2,808                 9,135               8,886
       Other..............................           1,293              1,524                 4,346               4,624
                                          ----------------    ---------------       ---------------     ---------------
                                                    47,761             45,210               143,442             135,082
                                          ----------------    ---------------       ---------------     ---------------
     HOTEL EXPENSES
       Departmental direct costs
         Rooms............................           9,507              8,875                27,556              25,833
         Food and beverage................           2,688              2,542                 7,813               7,656
         Other............................          11,549             11,022                34,008              32,632
                                          ----------------    ---------------       ---------------     ---------------
                                                    23,744             22,439                69,377              66,121
                                          ----------------    ---------------       ---------------     ---------------

     REVENUES.............................$         24,017    $        22,771       $        74,065     $        68,961
                                          ================    ===============       ===============     ===============


4. Host Marriott Corporation, on behalf of the General Partner, CBM One Corporation, filed a preliminary Prospectus/Consent Solicitation Statement with the Securities and Exchange Commission in December 1997, which proposed the consolidation ("Consolidation") of this Partnership and five other limited partnerships into a publicly traded real estate investment trust ("REIT"). Subsequently, the General Partner reported that existing REIT's active in the moderate price and extended-stay hotel segment had expressed an interest in acquiring some of the hotels owned by the six partnerships. The General Partner retained Merrill Lynch to advise the partnerships with respect to these alternatives.

     The original Consolidation plan included an initial public offering of the REIT's common shares. The General Partner has been advised that it would be difficult to raise the appropriate level of outside equity and that the perceived benefits of the Consolidation are not achievable at this time. Therefore, the General Partner is not pursuing the plan to form a new REIT.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain   matters  discussed  in  this   Form  10-Q  include  forward-looking
statements and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. The cautionary statements set forth in reports filed under the Securities Act of 1934 contain important factors with respect to such forward-looking statements, including: (i) national and local economic and business conditions that will, among other things, affect demand for hotels and other properties, the level of rates and occupancy that can be achieved by such properties and the availability and terms of financing; (ii) the ability to compete effectively; (iii) changes in travel patterns, taxes and government regulations; (iv) governmental approvals, actions and initiatives; and (v) the effects of tax legislative action. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that it's expectations will be attained or that any deviations will not be material. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

First Three Quarters of 1998 Compared to the First Three Quarters of 1997

Revenues. Revenues (hotel sales less direct hotel operating costs and expenses) for the first three quarters of 1998 increased $5.1 million to $74.1 million, a 7% increase when compared to the first three quarters of 1997. The Partnership's revenues and operating profit were impacted by improved lodging results. The increase was driven primarily by growth in revenue per available room ("REVPAR"). REVPAR is a commonly used indicator of market performance for hotels which represents the combination of average daily room rate charged and the average daily occupancy achieved (although it is not a GAAP, or generally accepted accounting principles, measure of revenue). REVPAR does not include food and beverage or other ancillary revenues generated by the property.

REVPAR increased 8% to $71 for the first three quarters of 1998 when compared to the first three quarters of 1997, primarily due to the increase in combined average room rate of $7, or 8%, to $88 offset by a one percentage point decrease in average occupancy to approximately 81%. As a result, room sales for the first three quarters of 1998 increased $8.4 million to $130 million, a 7% increase compared to the first three quarters of 1997.

Operating Costs and Expenses. The Partnership's operating costs and expenses increased $916,000, or 2%, from $38.2 million for the first three quarters of 1997 to $39.1 million for the first three quarters of 1998 primarily due to an increase in base, Courtyard and incentive management fees, as well as ground rent, taxes and other expenses.

Operating Profit. As a result of changes in revenues and operating costs and expenses discussed above, operating profit increased $4.2 million, or 14%, from $30.8 million for the first three quarters of 1997 to $35 million for the first three quarters of 1998. As a percentage of revenues, operating profit increased from 45% of revenues for the first three quarters of 1997 to 47% of revenues for the first three quarters of 1998.

Interest Expense. Interest expense increased 3% to $18.4 million for the first three quarters of 1998 due to the 1997 refinancing of the mortgage debt at a higher fixed rate as compared to the variable rates charged on the prior debt and an increase in the loan balance from $280.8 million to $325 million.

Net Income before Extraordinary Items. Net income before extraordinary items increased by $3.7 million, or 28%, to $17.2 million for the first three quarters of 1998 when compared to the first three quarters of 1997, primarily due to the $4.2 million increase in operating profit offset by the increase in interest expense discussed above.

Extraordinary Items. The Partnership recognized a net extraordinary gain in the first three quarters of 1997 of $12.5 million representing the forgiveness of deferred management fees by Courtyard Management Corporation partially offset by an extraordinary loss on the early extinguishment of debt.

Net Income. Net income for the first three quarters of 1998 decreased $8.7 million to $17.2 million, or 23% of revenues, when compared to the first three quarters of 1997 as a result of the items discussed above.

Third Quarter 1998 Compared to Third Quarter 1997

Revenues. Revenues increased $1.2 million to $24 million for third quarter 1998, a 5% increase when compared to third quarter 1997, due to the increase in REVPAR as described below.

REVPAR for third quarter 1998 increased 7% to $72 when compared to third quarter 1997 primarily due to the increase in combined average room rate of $6 to $87 for third quarter 1998. The combined average occupancy remained stable at approximately 83%.

Operating Costs and Expenses. The Partnership's operating costs and expenses decreased 8% to $12.9 million for third quarter 1998 when compared to the same period in 1997 primarily due to a decrease in depreciation expense and ground rent, taxes and other.

Operating Profit. As a result of changes in revenues and operating costs and expenses discussed above, operating profit increased for third quarter 1998 by $2.4 million, or 27%, to $11.2 million, when compared to the same period in 1997.

Net Income. Net income increased $2.6 million in third quarter 1998 when compared to the same period in 1997. This results primarily from an increase in operating profit as discussed above, partially offset by an increase in interest expense.

CAPITAL RESOURCES AND LIQUIDITY

The Partnership's financing needs have historically been funded through loan agreements with various lenders and Host Marriott Corporation ("Host Marriott"). The General Partner believes that the Partnership will have sufficient capital resources and liquidity to continue to conduct its business in the ordinary course.

Principal Sources and Uses of Cash

Cash provided by operating activities was $31.6 million and $20.4 million for the first three quarters 1998 and the first three quarters 1997, respectively. Cash provided by operations was higher in third quarter 1998 primarily due to improved lodging results combined with the payment of $4.2 million of deferred management fees in connection with the refinancing in 1997, as discussed above.

Cash used in investing activities was $14.7 million and $13.8 million for the first three quarters 1998 and the first three quarters 1997, respectively. The Partnership's investing activities consist primarily of contributions to the property improvement fund and capital expenditures for improvements to hotels. Contributions to the property improvement fund were $7.6 million and $6.6 million for the first three quarters of 1998 and 1997, respectively, while capital expenditures from the property improvement fund and owner funds were $10.4 million and $15.0 million for the same period in 1998 and 1997, respectively. The General Partner believes that the property improvement fund will provide adequate funds in the short and long term to meet the Hotel's capital needs.

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

Cash used in financing activities was $15.2 million and $10.4 million for the first three quarters 1998 and the first three quarters 1997, respectively. The Partnership's financing activities consist primarily of capital distributions to its partners and repayment of debt. During the first three quarters of 1998, the Partnership distributed $7.3 million or $6,000 per limited partnership unit from first and second quarter 1998 operations and $2.4 million or $2,000 per limited partnership unit from 1997 operations. In the first quarter 1997, the Partnership received refinancing proceeds in excess of repayments of the mortgage debt. This provided cash to the Partnership which was used to pay refinancing costs and provided funds for a partial return of capital distribution to the partners. This distribution was paid in second quarter 1997. The Partnership plans to distribute $2.4 million or $2,000 per limited partnership unit from third quarter 1998 operating results in November 1998 bringing total 1998 distributions to $8,000 per limited partner unit. We anticipate total cash distributions for 1998 of approximately $10,000 per limited partner unit. However, actual distributions may be higher or lower depending on actual Hotel operating results for the remainder of the year. We expect to make a final distribution for 1998 operations in April 1999.

YEAR 2000 ISSUES

The "Year 2000 Issue" has arisen because many existing computer programs and chip-based embedded technology systems use only the last two digits to refer to a year, and therefore do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. The following disclosure provides information regarding the current status of the Partnership's Year 2000 compliance program.

The Partnership processes its records on computer hardware and software systems maintained by Host Marriott Corporation ("Host Marriott"), the parent company of the General Partner of the Partnership. Host Marriott has adopted a compliance program because it recognizes the importance of minimizing the number and seriousness of any disruptions that may occur as a result of the Year 2000 Issue. Host Marriott's compliance program includes an assessment of Host Marriott's hardware and software computer systems and embedded systems, as well as an assessment of the Year 2000 issues relating to third parties with which the Partnership has a material relationship or whose systems are material to the operations of the Partnership's Hotel. Host Marriott's efforts to ensure that its computer systems are Year 2000 compliant have been segregated into two separate phases: in-house systems and third-party systems.

In-House Systems. Host Marriott has invested in the implementation and maintenance of accounting and reporting systems and equipment that are intended to enable the Partnership to provide adequately for its information and reporting needs and which are also Year 2000 compliant. Substantially all of Host Marriott's in-house systems have already been certified as Year 2000 compliant through testing and other mechanisms and Host Marriott has not delayed any systems projects due to the Year 2000 Issue. Host Marriott is in the process of engaging a third party to review its Year 2000 in-house compliance. Host Marriott believes that future costs associated with Year 2000 Issues for its in-house systems will be insignificant and will therefore not impact the Partnership's business, financial condition and results of operations. Host Marriott has not developed, and does not plan to develop, a separate contingency plan for its in-house systems due to their current Year 2000 compliance. However, Host Marriott does have detailed contingency plans for its in-house systems covering a variety of possible events, including natural disasters, interruption of utility service and similar events.

Third-Party Systems. The Partnership relies upon operational and accounting systems provided by third parties, primarily the Manager of its Hotels to provide the appropriate property-specific operating systems (including reservation, phone, elevator, security, HVAC and other systems) and to provide it with financial information. Based on discussions with the third parties that are critical to the Partnership's business, including the Manager of its Hotels, Host Marriott believes that these parties are in the process of studying their systems and the systems of their respective vendors and service providers and, in many cases, have begun to implement changes, to ensure that they are Year 2000 compliant. To the extent these changes impact property-level systems, the Partnership may be required to fund capital expenditures for upgraded equipment and software. Host Marriott does not expect these charges to be material, but is committed to making these investments as required. To the extent that these changes relate to the Manager's centralized systems (including reservations, accounting, purchasing, inventory, personnel and other systems), the Partnership's management agreement generally provides for these costs to be charged to the Partnership's Hotels. Host Marriott expects that the Manager will incur Year 2000 costs for its centralized systems in lieu of costs related to system projects that otherwise would have been pursued and therefore, its overall level of centralized charges allocated to the Hotels will not materially increase as a result of the Year 2000 compliance effort. Host Marriott believes that this deferral of certain system projects will not have a material impact on its future results of operations, although it may delay certain productivity enhancements at the Partnership's Hotels. Host Marriott will continue to monitor the efforts of these third parties to become Year 2000 compliant and will take appropriate steps to address any non-compliance issues. The Partnership believes that in the event of material Year 2000 non-compliance caused by a breach of the Manager's duties, the Partnership will have the right to seek recourse against the Manager under its third party management agreement. The management agreement generally does not specifically address the Year 2000 compliance issue. Therefore the amount of any recovery in the event of Year 2000 non-compliance at a property, if any, is not determinable at this time.

Host Marriott will work with the third parties to ensure that appropriate contingency plans will be developed to address the most reasonably likely worst case Year 2000 scenarios, which may not have been identified fully. In particular, Host Marriott has had extensive discussions regarding the Year 2000 Issue with Marriott International, the Manager of the Hotels. Due to the significance of Marriott International to the Partnership's business, a detailed description of Marriott International's state of readiness follows.

Marriott International has adopted an eight-step process toward Year 2000 readiness, consisting of the following: (i) Awareness: fostering understanding of, and commitment to, the problem and its potential risks; (ii) Inventory: identifying and locating systems and technology components that may be affected;
(iii) Assessment: reviewing these components for Year 2000 compliance, and assessing the scope of Year 2000 issues; (iv) Planning: defining the technical solutions and labor and work plans necessary for each particular system; (v) Remediation/Replacement: completing the programming to renovate or replace the problem software or hardware; (vi) Testing and Compliance Validation: conducting testing, followed by independent validation by a separate internal verification team; (vii) Implementation: placing the corrected systems and technology back into the business environment; and (viii) Quality Assurance: utilizing a dedicated audit team to review and test significant projects for adherence to quality standards and program methodology.

Marriott International has grouped its systems and technology into three categories for purposes of Year 2000 compliance: (i) information resource applications and technology (IT Applications) -- enterprise-wide systems supported by Marriott International's centralized information technology organization ("IR"); (ii) Business-initiated Systems ("BIS") - systems that have been initiated by an individual business unit, and that are not supported by Marriott International's IR organization; and (iii) Building Systems - non-IT equipment at properties that use embedded computer chips, such as elevators, automated room key systems and HVAC equipment. Marriott International is prioritizing its efforts based on how severe an effect noncompliance would have on customer service, core business processes or revenues, and whether there are viable, non-automated fallback procedures (System Criticality).

Marriott International measures the completion of each phase based on documented and quantified results, weighted for System Criticality. As of the end of the 1998 third quarter, the awareness and inventory phases were complete for IT
Applications and nearly complete for BIS and Building Systems. For IT Applications, the Assessment, Planning and Remediation/Replacement phases were each over 80 percent complete, and Testing and Compliance Validation had been completed for a number of key systems, with most of the remaining work in its final stage. For BIS and Building Systems, Assessment and Planning were in the mid- to upper-range of completion, with a substantial amount of work in process, while the progress level for Remediation/Replacement and Testing and Compliance Validation had not yet been documented and quantified. Quality Assurance is also in progress for IT Applications and is scheduled to begin for BIS and Business Systems in the near future. Marriott International's goal is to substantially complete the Remediation/Replacement and Testing phases for its System Critical IT Applications by the end of 1998, with 1999 reserved for unplanned contingencies and for Compliance Validation and Quality Assurance. For System Critical BIS and Building Systems, the same level of completion is targeted for June 1999 and September 1999, respectively.

Marriott International has initiated Year 2000 compliance communications with its significant third party suppliers, vendors and business partners, including its franchisees. Marriott International is focusing its efforts on the business interfaces most critical to its customer service and revenues, including those third parties that support the most critical enterprise-wide IT Applications, franchisees generating the most revenues, suppliers of the most widely used Building Systems and BIS, the top 100 suppliers, by dollar volume, of non-IT products, and financial institutions providing the most critical payment processing functions. Responses have been received from a majority of the firms in this group.

Marriott International is also establishing a common approach for testing and addressing Year 2000 compliance issues for its managed and franchised properties. This includes a guidance protocol for operated properties, and a Year 2000 "Toolkit" for franchisees containing relevant Year 2000 compliance information. Marriott International is also utilizing a Year 2000 best-practices sharing system.

Risks. There can be no assurance that Year 2000 remediation by the Partnership or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Partnership, its business and its financial condition. The Partnership cannot predict the actual effects to it of the Year 2000 Issue, which depends on numerous uncertainties such as: (i) whether significant third parties properly and timely address the Year 2000 Issue; and (ii) whether broad-based or systemic economic failures may occur. Host Marriott is also unable to predict the severity and duration of any such failures, which could include disruptions in passenger transportation or transportation systems generally, loss of utility and/or telecommunications services, the loss or distortion of hotel reservations made on a centralized reservation system and errors or failures in financial transactions or payment processing systems such as credit cards. Due to the general uncertainty inherent in the Year 2000 Issue and the Partnership's dependence on third parties, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership. Host Marriott's Year 2000 compliance program is expected to significantly reduce the level of uncertainty about the Year 2000 Issue and Host Marriott believes that the possibility of significant interruptions of normal operations should be reduced.

                           PART II. OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS

Marvin Schick and Jack Hirsch, the plaintiffs in a class action lawsuit styled Marvin Schick, et al. v. Host Marriott Corporation, et al., Civil Action No. 15991, filed their complaint on October 16, 1997 in Delaware Chancery Court against the General Partner, the Manager and certain of their respective affiliates, officers and directors. The plaintiffs' claim that the General Partner agreed to decrease the owner's priority under the terms of the Management Agreement for the benefit of the Manager without obtaining the consent of the limited partners. The lawsuit includes claims against Host Marriott and the General Partner for breach of contract and breach of fiduciary duty, and against Marriott International, Inc. and the Manager for interference with contract and aiding and abetting in the breach of fiduciary duties. The General Partner believes that the change in the Management Agreement did not require limited partner approval, because, among other things, it did not result in an increase in compensation to the Manager. The defendants filed an answer to the plaintiffs' complaint and asserted a number of defenses. The parties to this lawsuit have reached a tentative agreement to settle the matter and are in the process of negotiating the details of the settlement.

On February 11, 1998, four individual limited partners in partnerships sponsored by Host Marriott, filed a class action lawsuit, styled Ruben, et al. v. Host Marriott Corporation, et al., Civil Action No. 16186, in Delaware State Chancery Court against Host Marriott and the general partners of Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, and Fairfield Inn by Marriott Limited Partnership (collectively, the "Five Partnerships"). The plaintiffs allege that the proposed merger of the Five Partnerships (the "Merger") into an umbrella partnership real estate investment trust proposed by CRF Lodging Company, L.P. in a preliminary registration statement filed with the Securities and Exchange Commission, dated December 22, 1997, constitutes a breach of the fiduciary duties owed to the limited partners of the Five Partnerships by Host Marriott and the general partners of the Five Partnerships. In addition, the plaintiffs allege that the Merger breaches various agreements relating to the Five Partnerships. The plaintiffs are seeking, among other things, the following: certification of a class; injunctive relief to block consummation of the Merger or, in the alternative, rescission of the Merger; and damages. Host Marriott and the general partners of the five Partnerships believe that these allegations are totally devoid of merit and they intend to vigorously defend against them. The defendants, in light of current market conditions, have decided to abandon their efforts to complete the initial Merger at this time. Accordingly, they intend to continue their efforts to dismiss the lawsuit.

On March 16, 1998, limited partners in several partnerships sponsored by Host Marriott, filed a lawsuit, styled Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. 98-CI-04092, in the 57th Judicial District Court of Bexar County, Texas against Marriott International, Inc. ("Marriott International"), Host Marriott, various of their subsidiaries, J.W. Marriott, Jr., Stephen Rushmore, and Hospitality Valuation Services, Inc. (collectively, the "Defendants"). The lawsuit relates to the following limited partnerships: Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, Fairfield Inn by Marriott Limited Partnership, Desert Springs Marriott Limited Partnership, and Atlanta Marriott Marquis Limited Partnership (collectively, the "Seven Partnerships"). The plaintiffs allege that the Defendants conspired to sell hotels to the Seven Partnerships for inflated prices and that they charged the Seven Partnerships excessive management fees to operate the Seven Partnerships' hotels. The plaintiffs further allege, among other things, that the Defendants committed fraud, breached fiduciary duties, and violated the provisions of various contracts. The plaintiffs are seeking unspecified damages. The Defendants, which do not include the Seven Partnerships, believe that there is no truth to the plaintiffs' allegations and that the lawsuit is totally devoid of merit. The Defendants intend to vigorously defend against the claims asserted in the lawsuit. They have filed an answer to the plaintiffs' petition and asserted a number of defenses. Although the Seven Partnerships have not been named as Defendants in the lawsuit, the partnership agreements relating to the Seven Partnerships include an indemnity provision which requires the Seven Partnerships, under certain circumstances, to indemnify the general partners against losses, expenses and fees.

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

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits:

         None.

b. Reports on Form 8-K:

         1. A Form 8-K was filed with the Securities and Exchange Commission on October 9, 1998. This filing, Item 5--Other Events discloses that the General Partner sent a letter dated October 1, 1998 to inform the limited partners that the proposed Consolidation to form a new REIT focused on limited service hotels is no longer being pursued. In addition, the letter informs the limited partners that, to date, there have been no acceptable offers from third parties to purchase the Partnership's hotels. A copy of the letter was included as an
               Item 7--Exhibit in this Form 8-K filing.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                              COURTYARD BY MARRIOTT
                              LIMITED PARTNERSHIP

                              By:    CBM ONE CORPORATION
                                     General Partner



October 27, 1998              By:    /s/ Earla L. Stowe
                                       ------------------
                                     Earla L. Stowe
                                     Vice President and Chief Accounting Officer