Form 10-K
period 1998-12-31
COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
filed 1999-03-31
CIK 813807

Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-K

      |X|           Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1998

                                       OR
      |_|          Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission File Number: 0-15736


                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                  Delaware                          52-1468081
-------------------------------------------------------------------------------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)                Identification No.)

            10400 Fernwood Road
             Bethesda, Maryland                         20817
-------------------------------------------------------------------------------
  (Address of principal executive offices)           (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____ (Not Applicable).

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

                                TABLE OF CONTENTS


                                                                        PAGE NO.

                                     PART I

Item 1.       Business........................................................1

Item 2.       Properties......................................................5

Item 3.       Legal Proceedings...............................................7

Item 4.       Submission of Matters to a Vote of Security Holders.............8


                                     PART II

Item 5.       Market For The Partnership's Limited Partnership Units
                and Related Security Holder Matters...........................8

Item 6.       Selected Financial Data   .....................................10

Item 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations....................................10

Item 8.       Financial Statements and Supplementary Data....................20

Item 9.       Changes In and Disagreements With Accountants on Accounting
                and Financial Disclosure.....................................34


                                    PART III

Item 10.      Directors and Executive Officers...............................34

Item 11.      Management Remuneration and Transactions.......................35

Item 12.      Security Ownership of Certain Beneficial Owners and Management.35

Item 13.      Certain Relationships and Related Transactions.................35


                                     PART IV

Item 14.      Exhibits, Supplemental Financial Statement Schedules
                and Reports on Form 8-K......................................39

6


                                     PART I


ITEM 1.           BUSINESS

Description of the Partnership

Courtyard by Marriott Limited Partnership, a Delaware limited partnership (the "Partnership"), was formed on July 15, 1986 to acquire and own 50 Courtyard by Marriott hotels (the "Hotels") and the respective fee or leasehold interests in the land on which the Hotels are located. The Hotels are located in 16 states and contain a total of 7,223 guest rooms as of December 31, 1998. The Partnership commenced operations on August 20, 1986 and will terminate on December 31, 2086, unless earlier dissolved. Prior to December 24, 1998 the sole general partner of the Partnership, with a 5% interest was CBM One Corporation ("CBM One"), a wholly owned subsidiary of Host Marriott Corporation ("Host Marriott").

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

The objective of the Courtyard by Marriott system, including the Hotels, is to provide consistently superior lodging at a fair price with an appealing, friendly and contemporary residential character. Courtyard by Marriott hotels generally have fewer guest rooms than traditional, full-service hotels, in most cases containing approximately 150 guest rooms, including approximately 12 suites, as compared to full-service Marriott hotels which typically contain 350 or more guest rooms.

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

Organization of the Partnership

On August 20, 1986 (the "Closing Date"), 1,150 units of limited partnership interests (the "Units") in the Partnership, representing a 95% interest in the Partnership, had been sold in a private placement offering. The offering price per Unit was $100,000. On August 20, 1986, the General Partner made capital contributions consisting of $1,211,000 in cash and land on which certain of the Hotels are located valued at $4,842,000 for its 5% general partner interest. Twenty-eight of the Hotels were conveyed to the Partnership in 1986, twenty-one Hotels in 1987 and the final Hotel in January 1988.

On April 17, 1998, Host Marriott, the parent of the Old General Partner of the Partnership, announced that its Board of Directors authorized the company to reorganize its business operations so as to qualify as a real estate investment trust ("REIT") to become effective as of January 1, 1999 (the "REIT Conversion"). On December 29, 1998, Host Marriott announced that it had completed substantially all the steps necessary to complete the REIT Conversion and expected to qualify as a REIT under the applicable Federal income tax laws beginning January 1, 1999. In connection with the REIT Conversion, Host Marriott contributed substantially all of its hotel assets to a newly-formed partnership, Host Marriott, L.P. ("Host LP").

In connection with Host Marriott's conversion to a REIT, the following occurred. Host Marriott formed CBM One LLC, a Delaware single member limited liability company, having three classes of member interests (Class A - 1% economic interest, managing; Class B - 98% economic interest, non-managing; Class C - 1% economic interest, non-managing). The Class B interests are entitled to exercise all voting/other rights with respect to the corporate stock owned directly or indirectly by the Partnership. CBM One merged into CBM One LLC on December 24, 1998 and CBM One ceased to exist. On December 28, 1998, Host Marriott contributed its entire interest in CBM One LLC to Host LP, which is owned 78% by Host Marriott Corporation and 22% by outside partners. Finally, on December 30, 1998, Host LP (non-voting interest) contributed its 98% Class B and 1% Class C interest in CBM One LLC to Rockledge Hotel Properties, Inc. ("Rockledge"), a Delaware corporation which is owned 95% by Host LP (economic non-voting interest) and 5%, by Host Marriott Statutory/Charitable Employee Trust (100% voting interest), a Delaware statutory business trust. As a result, the sole general partner of the Partnership is CBM One LLC (the "General Partner"), with a Class A 1% managing economic interest owned by Host LP, a Class B 98% and Class C 1% non-managing economic interest owned by Rockledge.

Debt Financing

On March 21, 1997 (the "Refinancing Date") both the 49 Hotels Loan and the Windsor Loan were refinanced. The total amount of the debt was increased from $280.8 million to $325.0 million. The $44.2 million of excess refinancing proceeds were used to: (i) make a $7 million contribution to the property improvement fund to cover anticipated shortfalls; (ii) pay approximately $7 million of refinancing costs; and (iii) make a $30.2 million partial return of capital distribution to the partners. The new loan continues to be non-recourse and requires monthly payments of interest at a fixed rate of 7.865% and principal based on a 20-year amortization schedule. The loan has a scheduled maturity on April 10, 2012; however, the loan maturity can be extended for an additional five years. During the extended loan term, the loan bears interest at an Adjusted Rate, as defined, and all cash flow, from Partnership operations will be used to amortize the principal balance of the loan. As of December 31, 1998, the principal balance of the loan was $313.1 million.

The refinanced mortgage loan is secured by first mortgages on all 50 of the Partnership's Hotels, related personal property, and the land on which the Hotels are located or an assignment of the Partnership's interest under the land leases. No guaranties have been provided by Host Marriott or MII. As additional security, affiliates of MII, as the land lessors, agreed to continue to subject their ownership interest as well as receipt of ground rent to debt service on the mortgage loan.

Material Contracts

The primary provisions of the Management Agreement are discussed in Item 13, "Certain Relationship and Related transactions."

Ground Leases

The land on which 31 of the Hotels are located is leased from affiliates of MII. In addition, two of the Hotels are located on land leased from third parties. The land leases have remaining terms (including renewal options) expiring between the years 2058 and 2081. The MII land leases and the third party land leases provide for rent based on specific percentages (from 2% to 9.75%) of gross sales in certain categories, subject to minimum amounts. The minimum rentals are adjusted at various anniversary dates throughout the lease terms, as defined in the agreements. For 1998, the Partnership paid a total of $8.3 million in ground rent. See Item 2 "Properties" for a listing of Hotels that have ground leases.

In connection with refinancing, MII and affiliates agreed to subordiante their right to receive rental payments under the MII ground leases to the payment of debt service on the 50 Hotels Loan.

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

Significant competitors in the moderately priced lodging segment include Holiday Inn, Ramada Inn, Four Points by Sheraton, Hampton Inn and Hilton Garden Inns. The lodging industry in general, and the moderately priced segment in particular, is highly competitive, but the degree of competition varies from location to location and over time. An increase in supply growth began in 1996 with the introduction of a number of new national brands. It is expected that Courtyard will continue outperforming both national and local competitors. The brand is continuing to carefully monitor the introduction of new mid-priced brands including Wingate Hotels, Hilton Garden Inns, Four Points by Sheraton, Main Stay, Candlewood Hotels and Club Hotels.

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

Conflicts of Interest

Because Host LP, the managing member of the General Partner, MII and their affiliates own and/or operate hotels other than the Partnership Hotels and MII and its affiliates license others to operate hotels under the various brand names owned by MII and its affiliates, potential conflicts of interest exist. With respect to these potential conflicts of interest, Host LP, MII and their affiliates retain a free right to compete with the Partnership's Hotels, including the right to develop, own, and operate competing hotels now and in the future in markets in which the Hotels are located, in addition to those existing hotels which may currently compete directly or indirectly with the Hotels.

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

The Amended and Restated Agreement of Limited Partnership as amended (the "Partnership Agreement"), provides that any agreements, contracts or arrangements between the Partnership and the General Partner or any of its affiliates, except for rendering legal, tax, accounting, financial, engineering and procurement services to the Partnership by employees of the General Partner or its affiliates, will be on commercially reasonable terms and will be subject to the following additional conditions:

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

Employees

Neither the General Partner nor the Partnership has any employees. Host LP provides the services of certain employees (including the General Partner's executive officers) of Host LP to the Partnership and the General Partner. The Partnership and the General Partner anticipate that each of the executive officers of the General Partner will generally devote a sufficient portion of his or her time to the business of the Partnership. However, each of such executive officers also will devote a significant portion of his or her time to the business of Host LP and its other affiliates. No officer or director of the General Partner or employee of Host LP devotes a significant percentage of time to Partnership matters. To the extent that any officer, director or employee does devote time to the Partnership, the General Partner or Host LP, as applicable, is entitled to reimbursement for the cost of providing such services. See Item 11 "Management Remuneration and Transactions" for information regarding payments made to Host LP or its subsidiaries for the cost of providing administrative services to the Partnership.

Potential Transaction

The General Partner has retained Merrill Lynch to explore and evaluate alternatives to provide liquidity for the Partnership and maximize the value of limited partners investment. However, there can be no assurance that a transaction will result from these activities.


ITEM 2.  PROPERTIES

Introduction

The properties consisted of 50 Courtyard by Marriott hotels as of December 31, 1998. The Hotels have been in operation for at least ten years. The Hotels range in age between 11 and 16 years. The Hotels are geographically diversified among 16 states, and no state has more than nine Hotels.

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

                              COURTYARD BY MARRIOTT
                           LIMITED PARTNERSHIP HOTELS
                              (50 Courtyard Hotels)

Location                                   Rooms
Alabama
   Montgomery (1)                               146

Arizona
   Phoenix Airport (1)                          145

California
   Buena Park (1)                               145
   Fremont (1)                                  146
   Pleasanton                                   145
   Sacramento-Rancho Cordova                    144
   San Francisco Airport (2)                    147
   Santa Ana (1)                                145

Connecticut
   Windsor (1)                                  149

Florida
   Melbourne (1)                                146
   Miami Airport-West (1)                       145
   Tallahassee (1)                              154

Georgia
   Atlanta-Delk Road (1)                        146
   Atlanta-Executive Park (1)                   145
   Atlanta-Northlake (2)                        128
   Atlanta-Peachtree Corners                    131
   Atlanta-Peachtree Dunwoody                   128
   Atlanta-Windy Hill                           127
   Augusta                                      130
   Columbus                                     139
   Savannah                                     144

Illinois
   Naperville (1)                               147

Maryland
   Hunt Valley (1)                              146
   Landover                                     152
   Rockville (1)                                147

(1) Land is leased from an affiliate of MII. (2) Land is leased from a third party.


Location                                     Rooms
Michigan
    Dearborn (1)                                  147
    Southfield                                    147
    Troy                                          147
    Warren                                        147

North Carolina
    Charlotte-Arrowood Road (1)                   146
    Raleigh-Wake Forest Road                      153

New York
    Tarrytown                                     139

Ohio
    Cincinnati-Blue Ash (1)                       149
    Columbus-Dublin (1)                           147
    Columbus-Worthington (1)                      145

Pennsylvania
    Valley Forge (1)                              150

Tennessee
    Brentwood (1)                                 145
    Memphis-Park Avenue East (1)                  146

Texas
    Arlington                                     147
    Bedford (1)                                   145
    Dallas-Addison (1)                            145
    Dallas-Las Colinas                            147
    Dallas-LBJ Northwest (1)                      146
    San Antonio Airport (1)                       145
    San Antonio-Medical Center (1)                146

Virginia
    Fair Oaks                                     144
    Herndon (1)                                   146
    Hampton (1)                                   146
    Richmond (1)                                  145
    Virginia Beach (1)                            146
                                            ---------

Total:                                          7,223

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

On February 11, 1998, four individual limited partners in partnerships sponsored by Host Marriott, filed a class action lawsuit, styled Ruben, et al. v. Host Marriott Corporation, et al., Civil Action No. 16186, in Delaware State Chancery Court against Host Marriott and the general partners of Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, and Fairfield Inn by Marriott Limited Partnership (collectively, the "Five Partnerships"). The plaintiffs alleged that the proposed merger of the Five Partnerships (the "Merger") into an umbrella partnership real estate investment trust proposed by CRF Lodging Company, L.P. in a preliminary registration statement filed with the Securities and Exchange Commission, dated December 22, 1997, constituted a breach of the fiduciary duties owed to the limited partners of the Five Partnerships by Host Marriott and the general partners of the Five Partnerships. In addition, the plaintiffs alleged that the Merger breached various agreements relating to the Five Partnerships. The plaintiffs sought, among other things, the following: certification of a class; injunctive relief to block consummation of the Merger or, in the alternative, rescission of the Merger; and damages. The defendants, in light of market conditions, decided to abandon their efforts to complete the initial Merger. As a result of this decision, the plaintiffs voluntarily dismissed the lawsuits.

On March 16, 1998, limited partners in several partnerships sponsored by Host Marriott, filed a lawsuit, styled Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. 98-CI-04092, in the 57th Judicial District Court of Bexar County, Texas against Marriott International, Inc., Host Marriott, various of their subsidiaries, J.W.
Marriott, Jr., Stephen Rushmore, and Hospitality Valuation Services, Inc. (collectively, the "Defendants"). The lawsuit relates to the following limited partnerships: Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, Fairfield Inn by Marriott Limited Partnership, Desert Springs Marriott Limited Partnership and Atlanta Marriott Marquis Limited Partnership (collectively, the "Seven Partnerships"). The plaintiffs allege that the Defendants conspired to sell hotels to the Seven Partnerships for inflated prices and that they charged the Seven Partnerships excessive management fees to operate the Seven Partnerships' hotels. The plaintiffs further allege, among other things, that the Defendants committed fraud, breached fiduciary duties, and violated the provisions of various contracts. The plaintiffs are seeking unspecified damages. The Defendants, which do not include the Seven Partnerships, believe that there is no truth to the plaintiffs' allegations and that the lawsuit is totally devoid of merit. The Defendants intend to vigorously defend against the claims asserted in the lawsuit. They have filed an answer to the plaintiffs' petition and asserted a number of defenses. A related case concerning Courtyard by Marriott II Limited Partnership filed by the plaintiff's lawyers in the same court involves similar allegations against the defendants, and has been certified as a class action. Trial in this related case is presently scheduled for May 1999. Due to the prosecution of the related case, there has been no meaningful activity in the Haas case. Although the Seven Partnerships have not been named as Defendants in the lawsuit, the partnership agreements relating to the Seven Partnerships include an indemnity provision which requires the Seven Partnerships, under certain circumstances, to indemnify the general partners against losses, expenses and fees.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                     PART II


ITEM 5.           MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP UNITS AND
                         RELATED SECURITY HOLDER MATTERS

There is currently no established public trading market for the units and it is not anticipated that a public market for the Units will develop. Transfers of Units are limited to the first date of each accounting period and may be made only to accredited investors. All transfers are subject to approval by the General Partner. As of December 31, 1998, there were 1,084 holders (including holders of half-units) of record of the 1,150 Units.

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

As of December 31, 1998, the Partnership has distributed a total of $4,187,271 to the General Partner and $79,553,152 to the limited partners ($69,177 per limited partner unit) since inception. Included in the $69,177 of distributions per limited partner unit was $4,000 per limited partner unit distribution from excess refinancing proceeds that was distributed to the partners in 1988 and the $25,000 per limited partner unit from 1997 excess refinancing proceeds. During 1998, the Partnership distributed $605,000 to the General Partners and $11,495,000 ($2,000 and $8,000 per limited partner unit from 1998 and 1997 operations, respectively) to the limited partners. An additional $2,000 per limited partner unit from 1998 operations will be distributed in April 1999.

In 1997, the Partnership made a partial return of capital distribution of $1,513,158 to the General Partner and $28,750,000 to the limited partners ($25,000 per limited partner unit) from excess refinancing proceeds. In addition, during 1997, the Partnership distributed $484,211 to the General Partner and $9,200,000 to the limited partners ($8,000 per limited partner unit) from 1997 operations. An additional $2,000 per limited partner unit was distributed in 1998.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data presents historical operating information for the Partnership for each of the five years in the period ended December 31, 1998 presented in accordance with generally accepted accounting principles (in thousands, except per unit amounts):

                                                                1998         1997         1996         1995         1994
                                                            -----------  -----------  -----------  -----------  --------
Income Statement Data:

   Revenues.................................................$   201,250  $   189,552  $   181,639  $   170,799  $   161,840

   Operating Profit.........................................     44,276       40,683       35,985       30,752       23,501

   Net income...............................................     18,885       27,813       13,454        4,988       53,409

   Net income per limited partner unit (1,150 Units)........     15,601       22,976       11,114        4,120       44,120

Balance Sheet Data:

   Total assets.............................................    331,246      331,406      330,509      338,740      349,641

   Total liabilities........................................    356,046      362,991      349,839      369,224      385,113

   Cash distributions per limited partner unit (1,150 Units)     10,000       35,000        2,000           --           --


ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-K include forward-looking statements and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. The cautionary statements set forth in reports filed under the Securities Act of 1934 contained important factors with respect to such forward-looking statements, including: (i) national and local economic and business conditions that will, among other things, affect demand for hotels and other properties, the level or rates and occupancy that can be achieved by such properties and the availability and terms of financing; (ii) the ability to compete effectively;
(iii) changes in travel patterns, taxes and government regulations; (iv) governmental approvals, actions and initiatives; and (v) the effects of tax legislative action. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained or that any deviations will not be material. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

GENERAL

The following discussion and analysis addresses results of operations for the fiscal years ended December 31, 1998, 1997 and 1996. During the period from 1996 through 1998, the Partnership's total revenues grew from $181.6 million to $201.3 million. Growth in room sales, and thus hotel sales, was driven primarily by growth in room revenue per available room ("REVPAR"). REVPAR is a commonly used indicator of market performance for hotels which represents the combination of daily room rate charged and the average daily occupancy achieved. REVPAR does not include food and beverage or other ancillary revenues generated by the property. During the period from 1997 through 1998, the Hotels' combined average room rate increased by $6 to $87, while the combined average occupancy remained stable at approximately 80%.

The Partnership's operating costs and expenses are, to a great extent, fixed. Therefore, the Partnership derives substantial operating leverage from increases in revenue offset in part by (i) base and Courtyard management fees under the Management Agreement, which are each 3% of gross hotel sales, (ii) incentive management fees equal to 15% of operating profit, and (iii) variable ground lease payments.

RESULTS OF OPERATIONS

Revenues primarily represent the gross sales generated by the Partnership's Hotels. Total hotel sales less hotel property-level costs and expenses equals house profit which reflects the net amounts flowing to the Partnership as the property owner. As discussed below, the Partnership previously recorded only the house profit generated by the Partnership's Hotels as revenue.

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

The Partnership considered the impact of EITF 97-2 on its financial statements and determined that EITF 97-2 requires the Partnership to include property-level sales and operating expenses of its Hotel in its statements of revenues and expenses for the period during which the Partnership operated the Hotel through a management agreement. The Partnership has given retroactive effect to the adoption of EITF 97-2 in the accompanying statement of revenues and expenses. Application of EITF 97-2 to the financial statements for the fiscal years ended December 31, 1998, 1997 and 1996 increased both revenues and operating expenses by approximately $100.1 million, $94.2 million, and $91.3 million respectively, and had no impact on operating profit or net income.

The following table shows selected combined operating and financial statistics for the Hotels (in thousands, except combined average occupancy, combined average daily room rate, REVPAR and number of rooms.


                                                                                    Year Ended December 31,
                                                                            1998            1997           1996
Combined average occupancy...............................................     79.7%          80.0%           79.2%
Combined average daily room rate.........................................$    87.09     $     81.10     $     76.39
REVPAR ..................................................................$    69.41     $     64.88     $     60.50


1998 Compared to 1997:

Revenues. Revenues increased $11.8 million, or 6%, to $201.3 million in 1998 from $189.6 million in 1997 as a result of strong growth in REVPAR of 7%. The increase in REVPAR was primarily a result of a 7% increase in combined average daily room rates. Additionally, food and beverage revenues increased $524,000.

Operating Costs and Expenses. Operating costs and expenses increased $8.1 million, or 5%, to $157.0 million in 1998 from $148.9 million in 1997, primarily reflecting an increase in base, Courtyard and incentive management fees associated with increased revenues and operating profit as well as an increase in property-level costs and expenses. As a percentage of hotel revenues, operating costs and expenses represented 78% of revenues for 1998 and 79% in 1997.

Total Hotel Property-Level Costs and Expenses. The 1998 total hotel property-level costs and expenses increased $5.8 million, or 6%. The increase is due to increases in both rooms costs and selling, administrative and other expenses.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased $3.6 million to $44.3 million, or 22% of total revenues, in 1998 from $40.7 million, or 21% of revenues, in 1997.

Interest Expense. Interest expense increased $0.3 million to $26.3 million in 1998 from $26.0 million in 1997 from the increase in principal as a result of the 1997 refinancing.

Income Before Extraordinary Items. Income before extraordinary items increased $3.5 million to $18.9 million, or 9% of revenues, in 1998, from $15.3 million, or 8% of revenues, in 1997.

Extraordinary Items. The Partnership recognized an extraordinary gain in 1997 of $14.9 million representing the forgiveness of deferred management fees by the Manager. This extraordinary gain was combined with a loss on extinguishment of debt of $2.4 million resulting in a net extraordinary gain of $12.5 million. No extraordinary gain was recognized in 1998.

Net Income. Net income decreased $8.9 million to $18.9 million, or 9% of total revenues, in 1998 from $27.8 million, or 15% of total revenues, in 1997 due to the impact of the net extraordinary gain in the prior year, discussed above.

1997 Compared to 1996:

Revenues. Revenues increased $8.0 million, or 4%, to $189.6 million in 1997 from $181.6 million in 1996 as a result of strong growth in REVPAR of 7%. The increase in REVPAR was primarily a result of a 6% increase in combined average daily room rates and a one percentage point increase in combined average occupancy.

Operating Costs and Expenses. Operating costs and expenses increased $3.2 million, or 2%, to $148.9 million in 1997 from $145.7 million in 1996, primarily reflecting an increase in base and Courtyard management fees associated with increased revenues and operating profit. As a percentage of hotel revenues, operating costs and expenses represented 79% of revenues for 1997 and 80% in 1996.

Total Hotel Property-Level Costs and Expenses. The 1998 total hotel property-level costs and expenses increased $2.9 million, or 3%. The increase is due to increases in both rooms costs and selling, administrative and other expenses.

Property Taxes. Property taxes decreased by 12% during 1997 to $5.3 million when compared to 1996.

Insurance and Other. Insurance and other increased by 29% to $2.0 million when compared to 1996. The increase is primarily due to an increase in equipment rent and Partnership administrative expenses.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased $4.7 million to $40.7 million, or 21% of total revenues, in 1997 from $36.0 million, or 20% of revenues, in 1996.

Interest Expense. Interest expense increased $2.5 million to $26.0 million due to the increased level of debt from $280.8 million to $325.0 million as a result of the refinancing in 1997.

Income before Extraordinary Items. Income before extraordinary items increased $1.9 million to $15.3 million, or 8% of revenues, in 1997, from $13.5 million, or 7% of revenues, in 1996.

Extraordinary Items. The Partnership recognized an extraordinary gain in 1997 of $14.9 million representing the forgiveness of deferred management fees by the Manager. This extraordinary gain was combined with a loss on extinguishment of debt of $2.4 million resulting in a net extraordinary gain of $12.5 million. No extraordinary gain was recognized in 1996.

Net Income. Net income increased $14.4 million to $27.8 million, or 15% of total revenues, in 1997 from $13.5 million, or 7% of total revenues, in 1996 due to improved lodging results and the impact of the net extraordinary gain discussed above.

CAPITAL RESOURCES AND LIQUIDITY

Principal Sources and Uses of Cash

The Partnership's principal source of cash is cash from operations. Cash provided by operations was $38.2 million, $31.7 million and $42.7 million for the years ended 1998, 1997 and 1996, respectively. The decrease from 1996 to 1997 was primarily due to $4.2 million of deferred incentive management fees paid in 1997 and no deferral of current incentive management fees in 1997. In accordance with to the new management agreement, unpaid incentive management fees will no longer accrue. The increase in cash from operations from 1997 to 1998 was primarily due to a 6% increase in revenues.

The Partnership's cash investing activities consist primarily of contributions to the property improvement fund and capital expenditures for improvements to existing hotels. Cash used in investing activities was $14.9 million, $16.8 million and $9.6 million for 1998, 1997 and 1996, respectively. As part of the debt refinancing, contributions to the property improvement fund will remain at 5% of gross Hotel sales through 1998 and may be increased by the Manager to 6% in 1999 and 2000 and 7% thereafter if the current contribution of 5% of gross Hotel sales is insufficient to make the replacements, renewals and repairs necessary to maintain the Hotels in accordance with the Manager's standards for Courtyard by Marriott hotels. Capital expenditures for hotel improvements were $11.1 million, $23.6 million and $19.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. During 1996 and 1997 a majority of the Partnership's Hotels underwent room renovations and replacements.

The   Partnership's   financing   activities   primarily   consist   of  capital
distributions to its partners, repayments of debt and payment of financing costs, as well as the refinancing of the Partnership's mortgage debt. Cash used in financing activities was $19.5 million, $22.2 million and $31.4 million for 1998, 1997 and 1996, respectively. During 1998 and 1997 and 1996 the Partnership paid cash distributions of $12.1 million, $40.1 million and $2.3 million, respectively. Cash distributions in 1998 included $11.5 million to the limited partners ($10,000 per limited partner unit) and $0.6 million to the General Partner as a return on invested capital paid from refinancing proceeds. 1997 cash distributions included a $25,000 per unit return of investment from refinancing proceeds.

In February 1997, the Partnership repaid $8.2 million in principal on the 49 Hotels Loan with cash flow from 1996 operations. On March 21, 1997, the Partnership repaid $280.8 million in principal on the 49 Hotels Loan and the Windsor Loan from the proceeds of the debt refinancing. In addition, from March 22, 1997 through December 31, 1997, the Partnership repaid $4.6 million in principal on the refinanced debt. During 1996, the Partnership repaid $28.8 million in principal on the 49 Hotels Loan and the Windsor Loan. During 1998, the Partnership repaid $7.4 million in principal on the refinanced debt. The Partnership also paid $25.3 million, $24.8 million and $22.1 million of interest on its mortgage debt in 1998, 1997 and 1996, respectively.

Pursuant to the terms of the 50 Hotels Loan, the Partnership is required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes for each Hotel if the credit rating of Marriott International, Inc. is downgraded by Standard and Poor's Rating Services. The Manager, Courtyard Management Corporation, is a wholly-owned subsidiary of Marriott International, Inc. In March 1997, MII acquired the Renaissance Hotel Group N.V., adding greater geographic diversity and growth potential to its lodging portfolio. The assumption of additional debt associated with this transaction resulted in a single downgrade of MII's long-term senior unsecured debt effective April 1997. The Partnership transferred $7.9 million into the reserve account during 1998. Out of the balance, approximately $6.9 million of real estate taxes were paid. The escrow reserve is included in restricted cash and the resulting tax and insurance liability is included in accounts payable and accrued liabilities in the accompanying balance sheet, as of December 31, 1998.

In addition, in connection with the 50 Hotels Loan, the Partnership was also required to reserve one month's debt service in a separate escrow account. In 1997, the Partnership transferred $2.8 million into the debt reserve account in order to meet this requirement. The debt service reserve is also included in restricted cash in the accompanying balance sheet.

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

In connection with the refinancing, MII and affiliates agreed to subordinate their right to receive rental payments under the MII ground leases to the payment of debt service on the 50 Hotels Loan.

Property Improvement Fund

The Management Agreement requires annual contributions to a property improvement fund to ensure that the physical condition and product quality of the Hotels are maintained. Contributions to this fund are based on a percentage of annual total hotel sales, currently equal to 5%. The Partnership believes that the 5% contribution requirement is consistent with industry standards. However, in accordance with the Management Agreement, contributions to the property improvement fund may be increased by the Manager to 6% in 1999 and 2000 and 7% thereafter if the current contribution of 5% of gross Hotel sales is insufficient to make the replacements, renewals and necessary repairs to maintain the Hotels in accordance with the Manager's standards for Courtyard by Marriott hotels. The balance in the fund totaled $5.5 million as of December 31, 1998 and $1.6 million in 1997. Total capital expenditures for 1998, 1997 and 1996 were $11.1 million, $23.6 million and $19.1 million, respectively.

General

The General Partner believes that cash from hotel operations combined with the ability to defer 1% of the Courtyard management fee to the Manager and ground rent payments to affiliates of MII will provide adequate funds in the short term and long term for the operational needs of the Partnership.

Competition

The moderately priced lodging segment continues to be highly competitive. An increase in supply growth continued through 1998 with the introduction of a number of new national brands. It is expected that Courtyard will continue outperforming both national and local competitors. The brand is continuing to carefully monitor the introduction of new mid-priced brands including Wingate Hotels, Hilton Garden Inns, Four Points by Sheraton, Main Stay, Candlewood Hotels and Club Hotels.

Inflation

The rate of inflation has been relatively low in the past four years. The Manager is generally able to pass through increased costs to customers through higher room rates and prices. In 1998, the growth in average rates of Courtyard hotels exceeded inflationary costs.

Seasonality

Demand, and thus room occupancy, is affected by normally recurring seasonal patterns. For most of the Hotels, demand is higher in the spring and summer months (March through October) than during the remainder of the year.

Year 2000 Issues

Year 2000 issues have arisen because many existing computer programs and chip-based embedded technology systems use only the last two digits to refer to a year, and therefore do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. The following disclosure provides information regarding the current status of the Partnership's Year 2000 compliance program.

Host Marriott has adopted the compliance program because it recognizes the importance of minimizing the number and seriousness of any disruptions that may occur as a result of the Year 2000 issue. Host Marriott's compliance program includes an assessment of Host Marriott's hardware and software computer systems and embedded systems, as well as an assessment of the Year 2000 issues relating to third parties with which Host Marriott has a material relationship or whose systems are material to the operations of the Partnership's Hotels. Host Marriott's efforts to ensure that its computer systems are Year 2000 compliant have been segregated into two separate phases: in-house systems and third-party systems.

In-House Systems. Host Marriott has invested in the implementation and maintenance of accounting and reporting systems and equipment that are intended to enable the Partnership to provide adequately for its information and reporting needs and which are also Year 2000 compliant. Substantially all of Host Marriott's in-house systems have already been certified as Year 2000 compliant through testing and other mechanisms, and Host Marriott has not delayed any systems projects due to the Year 2000 issue. Host Marriott is in the process of engaging a third party to review its Year 2000 in-house compliance. Host Marriott believes that future costs associated with Year 2000 issues for its in-house systems will be insignificant and, therefore, not impact the Partnership's business, financial condition and results of operations. Host Marriott has not developed, and does not plan to develop, a separate contingency plan for its in-house systems due to their current Year 2000 compliance.

Third-Party  Systems.  The  Partnership  relies upon  operational and accounting systems  provided by third  parties,  primarily  the  Manager of its Hotels,  to provide the appropriate property-specific operating systems (including reservation, phone, elevator, security, HVAC and other systems) and to provide it with financial information. Based on discussions with the third parties that are critical to the Partnership's business, including the Manager of its Hotels, Host Marriott believes that these parties are in the process of studying their systems and the systems of their respective vendors and service providers and, in many cases, have begun to implement changes, to ensure that they are Year 2000 compliant. However, Host Marriott has not received any oral or written assurances that these third parties will be Year 2000 compliant on time. To the extent these changes impact property-level systems, the Partnership may be required to fund capital expenditures for upgraded equipment and software. The Partnership does not expect these charges to be material, but is committed to making these investments as required. To the extent that these changes relate to the Manager's centralized systems (including reservations, accounting, purchasing, inventory, personnel and other systems), the Partnership's Management Agreement generally provides for these costs to be charged to the Partnership's Hotels. Host Marriott expects that the Manager will incur Year 2000 costs for its centralized systems in lieu of costs related to system projects that otherwise would have been pursued and therefore, its overall level of centralized systems charges allocated to the Hotels will not materially increase as a result of the Year 2000 compliance effort. Host Marriott believes that this deferral of certain system projects will not have a material impact on its future results of operations, although it may delay certain productivity enhancements at the Partnership's Hotels. Host Marriott will continue to monitor the efforts of these third parties to become Year 2000 compliant and will take appropriate steps to address any non-compliance issues. The Partnership believes that in the event of material Year 2000 non-compliance caused by a breach of the Manager's duties, the Partnership will have the right to seek recourse against the Manager under its Management Agreement. The Management Agreement generally does not specifically address the Year 2000 compliance issue. Therefore, the amount of any recovery in the event of Year 2000 non-compliance at a property, if any, is not determinable at this time.

Host Marriott will work with the third parties to ensure that appropriate contingency plans will be developed to address the most reasonably likely worst case Year 2000 scenarios, which may not have been identified fully. In particular, Host Marriott has had extensive discussions regarding the Year 2000 problem with MII, the parent of the Manager of the Partnership's Hotels. Due to the significance of MII to the Partnership's business, a detailed description of MII state of readiness follows.

MII has adopted an eight-step process toward Year 2000 readiness, consisting of the following: (i) Awareness: fostering understanding of, and commitment to, the problem and its potential risks; (ii) Inventory: identifying and locating systems and technology components that may be affected; (iii) Assessment: reviewing these components for Year 2000 compliance, and assessing the scope of Year 2000 issues; (iv) Planning: defining the technical solutions and labor and work plans necessary for each particular system; (v) Remediation/Replacement: completing the programming to renovate or replace the problem software or hardware; (vi) Testing and Compliance Validation: conducting testing, followed by independent validation by a separate internal verification team; (vii)
Implementation: placing the corrected systems and technology back into the business environment; and (viii) Quality Assurance: utilizing a dedicated audit team to review and test significant projects for adherence to quality standards and program methodology.

MII has grouped its systems and technology into three categories for purposes of Year 2000 compliance: (i) information resource applications and technology (IT Applications) -- enterprise-wide systems supported by MII's centralized information technology organization ("IR"); (ii) Business-initiated Systems ("BIS") - systems that have been initiated by an individual business unit, and that are not supported by MII's IR organization; and (iii) Building Systems - non-IT equipment at properties that use embedded computer chips, such as elevators, automated room key systems and HVAC equipment. MII is prioritizing its efforts based on how severe an effect noncompliance would have on customer service, core business processes or revenues, and whether there are viable, non-automated fallback procedures (System Criticality).

MII measures the completion of each phase based on documented and quantified results, weighted for System Criticality. As of December 31, 1998, the Awareness and Inventory phases were complete for IT Applications and nearly complete for BIS and Building Systems. For IT Applications, the Assessment, Planning and Remediation/Replacement and Testing phases were each over 95 percent complete, and Compliance Validation had been completed for nearly half of key systems, with most of the remaining work in its final stage. BIS and Building Systems, Assessment and Planning are nearly complete. Remediation/Replacement and Testing are 20% complete for BIS, and Marriott International is on track for completion of initial Testing of Building Systems by the end of first quarter 1999. Compliance Validation is in progress for both BIS and Building Systems. Marriott International remains on target for substantial completion of Remediation/Replacement and Testing for System Critical BIS and Building Systems by June 1999 and September 1999, respectively. Quality Assurance is in progress for IT Applications, BIS and Building Systems.

MII has initiated Year 2000 compliance communications with its significant third party suppliers, vendors and business partners, including its franchisees. MII is focusing its efforts on the business interfaces most critical to its customer service and revenues, including those third parties that support the most critical enterprise-wide IT Applications, franchisees generating the most revenues, suppliers of the most widely used Building Systems and BIS, the top 100 suppliers, by dollar volume, of non-IT products, and financial institutions providing the most critical payment processing functions. Responses have been received from a majority of the firms in this group. A majority of the respondents have either given assurances of timely Year 2000 compliance or have identified the necessary actions to be taken to achieve timely Year 2000 compliance.

MII is also establishing a common approach for testing and addressing Year 2000 compliance issues for its managed and franchised properties. This includes a guidance protocol for operated properties, and a Year 2000 "Toolkit" for franchisees containing relevant Year 2000 compliance information. MII is also utilizing a Year 2000 best-practices sharing system.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                           Page
Index

Courtyard by Marriott Limited Partnership Financial Statements:

     Report of Independent Public Accountants............................... 21

     Statement of Operations................................................ 22

     Balance Sheet.......................................................... 23

     Statement of Changes in Partners' Capital (Deficit).................... 24

     Statement of Cash Flows................................................ 25

     Notes to Financial Statements.......................................... 26

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE PARTNERS OF COURTYARD BY MARRIOTT LIMITED PARTNERSHIP:

We have audited the accompanying balance sheet of Courtyard by Marriott Limited Partnership (a Delaware limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Courtyard by Marriott Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Partnership has given retroactive effect to the change to include property-level sales and operating expenses of its hotels in the statement of operations.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index at Item 14(a)(2) is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements, and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                             ARTHUR ANDERSEN LLP



Washington, D.C.
March 22, 1999

                             STATEMENT OF OPERATIONS
                    Courtyard by Marriott Limited Partnership
              For the Years Ended December 31, 1998, 1997 and 1996
                     (in thousands, except per Unit amounts)


                                                                                     1998            1997           1996
REVENUES
   Hotel revenues
     Rooms........................................................................$   182,097    $   170,583    $   162,126
     Food and beverage............................................................     12,994         12,470         12,975
     Other........................................................................      6,159          6,499          6,538
                                                                                  -----------    -----------    -----------
       Total hotel revenues.......................................................    201,250        189,552        181,639
                                                                                  -----------    -----------    -----------

OPERATING COSTS AND EXPENSES
   Hotel property-level costs and expenses
     Rooms........................................................................     39,481         36,539         36,059
     Food and beverage............................................................     11,247         10,966         11,165
     Other department costs and expenses..........................................      2,024          2,116          1,968
     Selling, administrative and other............................................     47,330         44,627         42,147
                                                                                  -----------    -----------    -----------
       Total hotel property-level costs and expenses..............................    100,082         94,248         91,339

   Depreciation...................................................................     19,031         19,387         19,258
   Base and Courtyard management fees.............................................     12,074         11,373         10,898
   Incentive management fee.......................................................      9,426          8,906          9,365
   Ground rent....................................................................      8,021          7,648          7,246
   Property taxes.................................................................      6,761          5,278          5,977
   Insurance and other............................................................      1,579          2,029          1,571
                                                                                  -----------    -----------    -----------

         Total Operating Costs and Expenses.......................................    156,974        148,869        145,654
                                                                                  -----------    -----------    -----------

OPERATING PROFIT..................................................................     44,276         40,683         35,985
   Interest expense...............................................................    (26,305)       (25,990)       (23,529)
   Interest income................................................................        914            647            998
                                                                                  -----------    -----------    -----------

NET INCOME BEFORE EXTRAORDINARY ITEMS.............................................     18,885         15,340         13,454

EXTRAORDINARY ITEMS
   Gain on forgiveness of deferred management fees................................         --         14,896             --
   Loss on extinguishment of debt.................................................         --         (2,423)            --
                                                                                  -----------    -----------    -----------
NET INCOME........................................................................$    18,885    $    27,813    $    13,454
                                                                                  ===========    ===========    ===========

ALLOCATION OF NET INCOME
   General Partner................................................................$       944    $     1,391    $       673
   Limited Partners...............................................................     17,941         26,422         12,781
                                                                                  -----------    -----------    -----------
                                                                                  $    18,885    $    27,813    $    13,454
                                                                                  ===========    ===========    ===========
NET INCOME BEFORE EXTRAORDINARY ITEMS PER
   LIMITED PARTNER UNIT (1,150 Units).............................................$    15,601    $    12,672    $    11,114
                                                                                  ===========    ===========    ===========

NET INCOME PER LIMITED PARTNER UNIT (1,150 Units).................................$    15,601    $    22,976    $    11,114
                                                                                  ===========    ===========    ===========



              The accompanying notes are an integral part of these
                             financial statements.

                                  BALANCE SHEET
                    Courtyard by Marriott Limited Partnership
                           December 31, 1998 and 1997
                                 (in thousands)




                                                                                                     1998           1997

                                     ASSETS
   Property and equipment, net...................................................................$   297,189    $   305,156
   Deferred financing costs, net of accumulated amortization.....................................      5,854          6,295
   Due from Courtyard Management Corporation.....................................................      4,210          4,913
   Property improvement fund.....................................................................      5,475          1,628
   Restricted cash...............................................................................      9,315          7,964
   Cash and cash equivalents.....................................................................      9,203          5,450
                                                                                                 -----------    -----------

                                                                                                $    331,246    $   331,406
                                                                                                ============    ===========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
   Mortgage debt.................................................................................$   313,051    $   320,407
   Straight-line ground rent due to affiliates of Marriott International, Inc....................     19,384         19,616
   Debt service guaranty and accrued interest payable to Host Marriott Corporation...............     14,208         13,594
   Incentive management fees due to Courtyard Management Corporation.............................      5,653          6,476
   Accounts payable and accrued liabilities......................................................      3,750          2,898
                                                                                                 -----------    -----------

         Total Liabilities.......................................................................    356,046        362,991

                                                                                                 -----------    -----------
PARTNERS' CAPITAL (DEFICIT)
   General Partner
     Capital contributions.......................................................................     28,218         28,218
     Capital distributions.......................................................................     (4,187)        (3,582)
     Cumulative net losses.......................................................................    (23,946)       (24,890)
                                                                                                 -----------    -----------

                                                                                                          85           (254)
                                                                                                         ---        --------
   Limited Partners
     Capital contributions, net of offering costs of $12,912.....................................    100,845        100,845
     Investor notes receivable...................................................................        (98)           (98)
     Capital distributions.......................................................................    (79,553)       (68,058)
     Cumulative net losses.......................................................................    (46,079)       (64,020)
                                                                                                 -----------    -----------

                                                                                                     (24,885)       (31,331)

         Total Partners' Deficit.................................................................    (24,800)       (31,585)
                                                                                                 -----------    -----------

                                                                                                 $   331,246    $   331,406
                                                                                                 ===========    ===========




              The accompanying notes are an integral part of these
                             financial statements.

                             STATEMENT OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)
                    Courtyard by Marriott Limited Partnership
              For the Years Ended December 31, 1998, 1997 and 1996
                                 (in thousands)



                                                                                    General        Limited
                                                                                    Partner        Partners         Total
Balance, December 31, 1995........................................................$      (199)   $   (30,285)   $   (30,484)

     Capital distributions........................................................         --         (2,300)        (2,300)

     Net income...................................................................        673         12,781         13,454
                                                                                  -----------    -----------    -----------

Balance, December 31, 1996........................................................        474        (19,804)       (19,330)

     Capital distributions........................................................     (2,118)       (37,950)       (40,068)

     Net income...................................................................      1,390         26,423         27,813
                                                                                  -----------    -----------    -----------

Balance, December 31, 1997........................................................       (254)       (31,331)       (31,585)

     Capital distributions........................................................       (605)       (11,495)       (12,100)

     Net income...................................................................        944         17,941         18,885
                                                                                  -----------    -----------    -----------

Balance, December 31, 1998........................................................$        85    $   (24,885)   $   (24,800)
                                                                                  ===========    ===========    ===========





















              The accompanying notes are an integral part of these
                             financial statements.

                             STATEMENT OF CASH FLOWS
                    Courtyard by Marriott Limited Partnership
              For the Years Ended December 31, 1998, 1997 and 1996
                                 (in thousands)




                                                                                     1998            1997           1996
OPERATING ACTIVITIES
   Net income.....................................................................$    18,885    $    27,813    $    13,454
   Net extraordinary items........................................................         --        (12,473)            --
                                                                                  -----------    -----------    -----------
   Income before extraordinary items..............................................     18,885         15,340         13,454
   Noncash items:
     Depreciation.................................................................     19,031         19,387         19,258
     Deferred interest on guaranty advances.......................................        614            619            609
     Amortization of deferred financing costs as interest expense.................        443            696          1,126
     Deferred incentive management fees...........................................         --             --          9,365
   Changes in operating accounts:
     Payment of deferred incentive management fees................................       (823)        (4,224)            --
     Due from Courtyard Management Corporation....................................        420            412           (553)
     Straight-line ground rent due to affiliates of Marriott International, Inc...       (232)          (232)          (268)
     Accounts payable and accrued liabilities.....................................       (146)          (313)          (303)
                                                                                  -----------    -----------    -----------

         Cash provided by operations..............................................     38,192         31,685         42,688
                                                                                  -----------    -----------    -----------

INVESTING ACTIVITIES
   Additions to property and equipment, net.......................................    (11,064)       (23,604)       (19,080)
   Change in property improvement fund............................................     (3,847)         6,821          9,491
                                                                                  -----------    -----------    -----------

         Cash used in investing activities........................................    (14,911)       (16,783)        (9,589)
                                                                                  -----------    -----------    -----------

FINANCING ACTIVITIES
   Capital distributions..........................................................    (12,100)       (40,068)        (2,300)
   Payment of mortgage debt.......................................................     (7,356)      (293,568)       (28,788)
   Change in debt reserve.........................................................        (70)        (7,198)            --
   Payment of financing costs.....................................................         (2)        (6,327)          (315)
   Proceeds from mortgage debt....................................................         --        325,000             --
                                                                                  -----------    -----------    -----------

         Cash used in financing activities........................................    (19,528)       (22,161)       (31,403)
                                                                                  -----------    -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................................      3,753         (7,259)         1,696

CASH AND CASH EQUIVALENTS at beginning of year....................................      5,450         12,709         11,013
                                                                                  -----------    -----------    -----------

CASH AND CASH EQUIVALENTS at end of year..........................................$     9,203    $     5,450    $    12,709
                                                                                  ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for mortgage interest................................................$    25,285    $    24,844    $    22,122
                                                                                  ===========    ===========    ===========




              The accompanying notes are an integral part of these
                             financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                    Courtyard by Marriott Limited Partnership
                           December 31, 1998 and 1997


NOTE 1.  THE PARTNERSHIP

Description of the Partnership

Courtyard by Marriott Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed to acquire and own 50 Courtyard by Marriott hotels (the "Hotels") and the land on which certain of the Hotels are located. The Partnership's 50 hotels are located in 16 states in the United States: nine in Georgia; seven in Texas; six in California; five in Virginia; four in Michigan and three or fewer in each of the other 11 states. The Hotels are operated as part of the Courtyard by Marriott hotel system by Courtyard Management Corporation (the "Manager"), a wholly owned subsidiary of Marriott International, Inc. ("MII").

On August 20, 1986 (the "Closing Date"), 1,150 limited partnership interests (the "Units"), representing a 95% interest in the Partnership, were sold pursuant to a private placement offering at $100,000 per Unit. CBM One Corporation, (the "Old General Partner") made capital contributions consisting of $1,211,000 in cash and land on which certain of the Hotels are located valued at $4,842,000 for its 5% general partner interest.

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

On April 17, 1998, Host Marriott, the parent of the Old General Partner of the Partnership, announced that its Board of Directors authorized the company to reorganize its business operations so as to qualify as a real estate investment trust ("REIT") to become effective as of January 1, 1999 (the "REIT Conversion"). On December 29, 1998, Host Marriott announced that it had completed substantially all the steps necessary to complete the REIT Conversion and expected to qualify as a REIT under the applicable Federal income tax laws beginning January 1, 1999. Subsequent to the REIT Conversion, Host Marriott is referred to as Host REIT. In connection with the REIT Conversion, Host Marriott contributed substantially all of its hotel assets to a newly-formed partnership, Host Marriott L.P. ("Host LP").

Prior to December 24, 1998, the sole general partner of the Partnership, with a 5% interest, was CBM One Corporation ("CBM One"), a wholly owned subsidiary of Host Marriott Corporation. In connection with Host Marriott Corporation's conversion to a real estate investment trust, the following steps occurred. Host Marriott formed CBM One LLC, a Delaware single member limited liability company, having three classes of member interests (Class A - 1% economic interest, managing; Class B - 98% economic interest, non-managing; Class C - 1% economic interest, non-managing). CBM One merged into CBM One LLC on December 24, 1998 and CBM One ceased to exist. On December 28, 1998, Host Marriott contributed its entire interest in CBM One LLC to Host Marriott, L.P. ("Host LP"), which is owned 78% by Host Marriott and 22% by outside limited partners. Finally on December 30, 1998, Host LP contributed its 98% Class B and 1% Class C interest in CBM One LLC to Rockledge Hotel Properties, Inc. ("Rockledge"), a Delaware corporation which is owned 95% by Host LP (economic non-voting interest) and 5% by Host Marriott Statutory/Charitable Employee Trust, a Delaware statutory business trust (100% of voting interest). As a result, the sole general partner of the Partnership is CBM One LLC (the "General Partner")which has three classes of member interests;
a Class A 1% managing economic interest owned by Host LP and a Class B 98% and Class C 1% non-managing economic interest owned by Rockledge.

Partnership Allocations and Distributions

Partnership allocations and distributions are generally made as follows:

a. Cash available for distribution will be distributed (i) first, 5% to the General Partner and 95% to the limited partners until the General Partner and the limited partners (collectively, the "Partners") have received cumulative distributions of sale or refinancing proceeds ("Capital Receipts") equal to $60,526,500; (ii) next, 15% to the General Partner and 85% to the limited partners until the Partners have received cumulative distributions of Capital Receipts equal to $121,053,000; and (iii) thereafter, 30% to the General Partner and 70% to the limited partners.

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

d. Net profits are generally allocated in the same ratio in which cash available for distribution is distributed. Net losses are generally allocated to the General Partner. To the extent the General Partner makes debt service advances to the Partnership and other loans are outlined in the partnership agreement, the General Partner will be allocated net losses equal to the amounts advanced.

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

Working Capital and Supplies

Pursuant to the terms of the  Partnership's  management  agreement  discussed in
Note 7, the Partnership is required to provide the Manager with working capital and supplies to meet the operating needs of the Hotels. The Manager converts cash advanced by the Partnership into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which are maintained and controlled by the Manager. Upon the termination of the management agreement, the Manager is required to convert working capital and supplies into cash and return it to the Partnership. As a result of these conditions, the individual components of working capital and supplies controlled by the Manager are not reflected in the accompanying consolidated balance sheet.

Revenues and Expenses

Revenues primarily represent the gross revenues generated by the Partnership's Hotels.

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

The Partnership has considered the impact of EITF 97-2 on its financial statements and determined that EITF 97-2 requires the Partnership to include property-level sales and operating expenses of its Hotels in its statement of operations. The Partnership has given retroactive effect to the adoption of EITF 97-2 in the accompanying statement of operations. Application of EITF 97-2 to the financial statements for the fiscal years ended December 31, 1998, 1997 and 1996 increased both revenues and operating expenses by approximately $100.1 million, $94.2 million and $91.3 million, respectively, and had no impact on operating profit or net income.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

                  Building and improvements               40 years
                  Leasehold improvements                  40 years
                  Furniture and equipment               4-10 years

All property and equipment is pledged to secure the mortgage  debt  described in
Note 5.

The Partnership assesses impairment of its real estate properties based on whether estimated undiscounted future cash flows from such properties will be less than their net book value. If a property is impaired, its basis is adjusted to fair market value less selling costs. There was no such adjustment required at December 31, 1998 or 1997.

Deferred Financing Costs

Deferred financing costs represent the costs incurred in connection with obtaining the mortgage debt (see Note 5) and are amortized, using the straight-line method which approximates the effective interest rate method, over the term of the loan. In connection with the refinancing, $2,423,000 of unamortized deferred financing fees related to the 49 Hotels and Windsor Loans were written off in 1997 and recorded in the financial statements as an extraordinary loss. Financing costs as of December 31, 1998 and 1997 were $6,644,000 and $6,642,000, respectively. Accumulated amortization of financing costs as of December 31, 1998 and 1997 totaled $790,000 and $347,000, respectively.

Ground Rent

The land leases with affiliates of MII (see Note 6) include scheduled increases in minimum rents per property. These scheduled rent increases, which are included in minimum lease payments, are being recognized by the Partnership on a straight-line basis over the 95 year term of the leases. The adjustment included in ground rent expense to reflect minimum lease payments on a straight-line basis was $(232,000) for 1998, 1997 and ($268,000) for 1996.

Income Taxes

Provision for Federal and state income taxes has not been made in the accompanying financial statements since the Partnership does not pay income taxes, but rather, allocates its profits and losses to the individual Partners. Significant differences exist between the net income for financial reporting purposes and the net income as reported in the Partnership's tax return. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods, shorter depreciable lives for the assets, differences in the timing of recognition of certain fees and straight-line rent adjustments. As a result of these differences, the excess of the tax basis in net Partnership liabilities over the net Partnership liabilities reported in the accompanying financial statements is $52,845,000 and $45,080,000 as of December 31, 1998 and 1997, respectively.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Reclassifications

Certain reclassifications were made to the 1996 and 1997 financial statements to conform to the 1998 presentation.

NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (in thousands):

                                                                                                     1998           1997
                                                                                                 -----------    --------
Land.............................................................................................$    30,797    $    30,797
Leasehold improvements...........................................................................    208,758        201,413
Building and improvements........................................................................    136,872        142,447
Furniture and equipment..........................................................................    167,230        157,936
                                                                                                 -----------    -----------
                                                                                                     543,657        532,593
Less accumulated depreciation....................................................................   (246,468)      (227,437)
                                                                                                 -----------    -----------

                                                                                                 $   297,189    $   305,156
                                                                                                 ===========    ===========


NOTE 4.           ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments are shown below. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts (in thousands)

                                                             As of December 31, 1998          As of December 31, 1997
                                                          ----------------------------    ---------------------------
                                                                              Estimated                        Estimated
                                                               Carrying          Fair           Carrying         Fair
                                                                Amount           Value           Amount          Value
Mortgage debt.............................................$     313,051  $     298,274    $      320,407  $     320,000
Incentive management fees due to Courtyard
   Management Corporation.................................$       5,653  $       3,447    $        6,476  $       4,300
Debt service guaranty and accrued interest payable
   Host Marriott Corporation..............................$      14,208  $       1,389    $       13,594  $       1,200

The estimated fair value of mortgage debt obligations is based on the expected future debt service payments discounted at estimated market rates. Management fees due to Courtyard Management Corporation and debt service guaranty payable to Host Marriott Corporation including accrued interest are valued based on the expected future payments from operating cash flow discounted at risk adjusted rates.

NOTE 5.  DEBT

The 49 Hotels Loan and the Windsor Loan, as discussed below, were refinanced on March 21, 1997 and the lenders were repaid in full.

49 Hotels Loan

On April 18, 1994, the Partnership entered into a restated loan agreement (the "49 Hotels Loan") with a group of banks (the "Lenders") for the 49 Hotels. For the period June 16, 1996 through June 15, 1997 the 49 Hotels Loan bore interest at floating rates at the Partnership's option equal to LIBOR plus 1.75 percentage points or the higher of .75 percentage points plus (a) prime, or (b)
 .5 percentage points plus (i) the three week average 3-month CD rate or (ii) the federal funds rate.

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

For the period January 1, 1997 to March 21, 1997, the weighted average interest rate on the 49 Hotels Loan was 7.2% and was 7.08% in 1996. The 49 Hotels Loan would have matured on June 15, 1997; however, the term could have been extended for two one-year periods if certain operating profit levels, as defined, were met.

As security for the 49 Hotels Loan, the Lenders had a mortgage on the Partnership's fee or leasehold interest in each of the Hotels, except the Windsor, Connecticut Hotel (the "Windsor Hotel"). In addition, all of the
Lenders had a security interest in certain personal property associated with each Hotel and granted a security interest in the Partnership's rights under the operating agreement (see Note 7) and Purchase Agreement. Thirty of the 49 hotels covered by the 49 Hotels Loan lease land (see Note 6) from affiliates of MII. These affiliates agreed to subject their ownership interests as well as subordinate their receipt of ground rent to the payment of debt service on the 49 Hotels Loan.

Windsor Hotel Loan

On February 9, 1988, the Partnership entered into a loan agreement to provide non-recourse mortgage debt of $8,274,000 (the "Windsor Loan") to pay approximately 80% of the purchase price of the Windsor Hotel. The Windsor Loan bore interest at a floating rate equal to the adjusted CD rate or LIBOR plus 2.0 percentage points. The Windsor Loan matured on August 15, 1996 with the remaining principal balance of $6,289,000 plus accrued interest due at that time. In exchange for Host Marriott providing a guaranty of repayment of the loan at maturity, the lender agreed to extend the Windsor Loan maturity to March 31, 1997. The Partnership agreed to continue to pay interest on the Windsor Loan at LIBOR plus 200 basis points until the earlier of repayment or March 31, 1997. No principal amortization on the Windsor Loan was required until maturity. For the period January 1, 1997 to March 21, 1997, the weighted average interest rate on the Windsor Loan was 7.65% and was 7.46% for 1996.

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

49 Hotels Loan Guaranties

Host Marriott provided additional security to the Lenders in the form of a debt guaranty (the "Debt Service Guaranty") of aggregate interest and principal of up to $40 million. Host Marriott's performance under the Debt Service Guaranty was backed by a $40 million guaranty of aggregate principal and interest from MII (the "Backup Guaranty"). Payments by Host Marriott under the Debt Service Guaranty or MII under the Backup Guaranty would have been treated as advances to the Partnership and bore interest at the base rate announced by The First
National Bank of Chicago. The Debt Service Guaranty replaced the original guaranty of $37.3 million under the Original 49 Hotels Loan. No amounts were advanced under the Debt Service Guaranty or the Backup Guaranty covering the 49 Hotels Loan. As of December 31, 1998, $7,341,000 had been advanced by the General Partner under the Original 49 Hotels Debt Service Guaranty. The weighted average interest rate on the Original 49 Hotel Loan guaranty advances was 8.4% for 1998 and 1997. The interest rate was 7.75% at December 31, 1998. Accrued interest on the guaranty advance as of December 31, 1998 and 1997, was $6,867,000 and $6,253,000, respectively.

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

Debt maturities as of December 31, 1998 under the refinanced loan are as follows (in thousands):

                      1999                  $        7,955
                      2000                           8,604
                      2001                           9,306
                      2002                          10,065
                      2003                          10,886
                      Thereafter                   266,235
                                            --------------
                                            $      313,051

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

In addition, in connection with the 50 Hotels Loan, the Partnership was also required to reserve one month's debt service in a separate account. The balance of the debt service reserve as of December 31, 1998 and 1997 was $2.8 million and $2.7 million, respectively. The debt reserve is also included in restricted cash in the accompanying balance sheet.

Restricted cash consists of the following:

                                                          1998          1997

         Debt Service Reserve                        $     2,788     $  2,718
         Real Estate and Insurance Escrow                  1,764          766
         Restricted Cash Collateral                        4,763        4,480
                                                     -----------    ---------
                                                     $     9,315     $  7,964

NOTE 6.  LAND LEASES

The land on which 31 of the Hotels are located is leased from affiliates of MII. In addition, two of the Hotels are located on land leased from third parties. The ground leases have remaining terms (including all renewal options) expiring between the years 2058 and 2081. The MII ground leases and one of the third party ground leases provide for rent based on specific percentages (from 2% to 9.75%) of certain sales categories, subject to minimum amounts. The minimum rentals are adjusted at various anniversary dates throughout the lease terms, as defined in the agreements. The affiliates of MII, as land lessors, agreed to continue to subordinate their ownership interest as well as receipt of ground rent to debt service on the 50 Hotels Loan obtained March 21, 1997 (see Note 5).

Minimum future rental payments during the term of the ground leases as of December 31, 1998 are as follows (in thousands):

                                   Lease                      Ground
                                   Year                       Leases
                               -----------                  --------
                                   1999                     $     7,068
                                   2000                           7,140
                                   2001                           7,140
                                   2002                           7,140
                                   2003                           7,140
                                Thereafter                      532,423
                                                            $   568,051

Total ground rent expense was $8,021,000 in 1998, $7,648,000 in 1997 and $7,246,000 in 1996.

NOTE 7.  MANAGEMENT AGREEMENT

Prior to the refinancing of the mortgage debt, the two operating agreements were converted into a single management agreement effective January 4, 1997. The initial term of the management agreement (the "Management Agreement") expires at the end of 2017. The Manager can extend the Management Agreement for up to four successive periods of ten years.

Under the Management Agreement, the Manager has agreed to subordinate a portion of the Courtyard management fee equal to 1% of gross Hotel sales to debt service on the 50 Hotels Loan. In addition, the Partnership paid $4.2 million of deferred incentive management fees at closing, and the Manager agreed to forgive approximately $14.9 million of deferred fees. The $14.9 million of forgiven fees is recognized as an extraordinary gain in the 1997 financial statements.
Deferred and current year incentive management fees are payable from 50% of available cash after the payment of: (i) debt service; (ii) deferred Courtyard management fees, if any; (iii) deferred MII ground rent, if any; and (iv) a priority return to the Partnership equal to 10% of cumulative capital less sale and refinancing proceeds. In addition, incentive management fees paid are capped at 15% of operating profit and no longer increase to 25% of operating profit once cumulative distributions of refinancing proceeds equal $60.5 million. Deferred management fees are not payable to the Manager from sale or refinancing proceeds. Unpaid incentive management fees will not accrue. For the years ended December 31, 1998, 1997 and 1996 incentive management fees of $9,426,000, $8,906,000 and $9,365,000 were paid to the Manager. Deferred incentive management fees of $823,000 and $4.2 million were paid to the Manager during the years ended December 31, 1998 and 1997, respectively. No deferred incentive management fees were paid during 1996.

The Management Agreement provides for annual payments to the Manager of (i) the base management fee equal to 3% of gross sales from the Hotels, (ii) the Courtyard management fee equal to 3% of gross sales from the Hotels, and (iii) the incentive management fee equal to 15% of operating profit, as defined.

The Manager is required to furnish Chain Services which are furnished generally on a central or regional basis to all managed, owned or leased hotels in the Courtyard by Marriott hotel system. Under the Management Agreement, charges for certain Chain Services cannot exceed 5% of gross Hotel sales. The Manager will be responsible for any Chain Services in excess of the 5% of gross Hotel sales limit from its own funds. In addition, the Hotels participate in MII's Marriott's Rewards Program ("MRP"). The costs of this program are charged to all hotels in the full-service, Residence Inn by Marriott, Courtyard by Marriott and Fairfield Inn by Marriott systems based upon the MRP sales at each hotel. Chain Services and MRP costs charged to the Partnership under the Management Agreement were $8,244,000 and $7,084,000 in 1998 and 1997, respectively. The total amount of Chain Services was $6,540,000 in 1996.

The Partnership is required to provide the Manager with working capital and fixed asset supplies to meet the operating needs of the Hotels. Upon termination of the Management Agreement, the working capital and supplies will be returned to the Partnership. The working capital balance was $1,213,000 as of December 31, 1998 and 1997, respectively.

The Management Agreement provides for a property improvement fund to be maintained to ensure that the physical condition and product quality of the Hotels are maintained. Contributions to the property improvement fund are equal to 5% of gross Hotel sales through 1998 and may be increased, at the option of the Manager, to 6% of gross Hotel sales in 1999 and 2000 and 7% thereafter. For the years ended December 31, 1998 and 1997, the Partnership contributed $10,540,000 and $9,478,000, excluding the $7 million contribution paid in 1997 from refinancing proceeds (Note 5), respectively, to the property improvement fund.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no directors or officers. The business and policy making functions of the Partnership are carried out through the directors and executive officers of CBM One LLC, the General Partner, who are listed below:
                                                                     Age at
Name                          Current Position                 December 31, 1998
--------------------------------------------------------------------------------


Robert E. Parsons, Jr.        President and Manager                   43
Christopher G. Townsend       Executive Vice President,
                                   Secretary and Manager              51
W. Edward Walter              Treasurer                               43
Earla L. Stowe                Vice President and Chief
                                   Accounting Officer                 37

Business Experience

Robert E.  Parsons,  Jr.  joined  Host  Marriott  Corporation's  Corporate
Financial Planning staff in 1981 and was made Assistant Treasurer in 1988. In 1993, Mr. Parsons was elected Senior Vice President and Treasurer of Host Marriott Corporation, and in 1995, he was elected Executive Vice President and Chief Financial Officer of Host Marriott Corporation. He also serves as a director, manager and officer of numerous Host Marriott Corporation subsidiaries.

Christopher G. Townsend joined Host Marriott's Law Department in 1982 as a Senior Attorney. In 1984 he was made Assistant Secretary of Host Marriott. In 1986 he was made an Assistant General Counsel. He was made Senior Vice President, Corporate Secretary and Deputy General Counsel of Host Marriott in 1993. In January 1997, he was made General Counsel of Host Marriott. He also serves as a director, manager and an officer of numerous Host Marriott subsidiaries.

W. Edward Walter joined Host Marriott Corporation in 1996 as Senior Vice President -Acquisitions and in 1998 was made Treasurer of Host Marriott. He also serves as a director, manager and officer of numerous Host Marriott Corporation subsidiaries. Prior to joining Host Marriott Corporation, Mr. Walter was a partner at Trammell Crow Residential Company and President of Bailey Capital Corporation, a real estate firm focusing on tax exempt real estate investments.

Earla L. Stowe joined Host Marriott Corporation in 1982 and held various positions in the tax department until 1988. She joined the Partnership Services department as an accountant in 1988 and in 1989 she became an Assistant Manager--Partnership Services. She was promoted to Manager--Partnership Services in 1991 and to Director--Asset Management in 1996. Ms. Stowe was promoted to Senior Director-Corporate Accounting in 1998.


ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

As noted in Item 10 above, the Partnership has no directors or officers nor does it have any employees. Under the Partnership Agreement, however, the General Partner has the exclusive right to conduct the business and affairs of the Partnership subject only to the management agreements described in Items 1 and
13. The General Partner is required to devote to the Partnership such time as may be necessary for the proper performance of its duties, but the officers and directors of the General Partner are not required to devote their full time to the performance of such duties. No officer or manager of the General Partner devotes a significant percentage of time to Partnership matters. To the extent that any officer or manager does devote time to the Partnership, the General Partner is entitled to reimbursement for the cost of providing such services. For the fiscal years ending December 31, 1998, 1997 and 1996, the Partnership reimbursed the General Partner in the amount of $523,000, $260,000 and $154,000, respectively, for the cost of providing all administrative and other services as General Partner. For information regarding all payments made by the Partnership to Host Marriott and subsidiaries, see Item 13 "Certain Relationships and Related Transactions."


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

As of December 31, 1998, Palm Investors, LLC, an unrelated third party, owns approximately 5.5% of the total number of limited partnership Units. The General Partner owns a total of 15 Units representing a 1.24% limited partnership interest in the Partnership.

As of December 31, 1998, an officer and manager of the General Partner and Host Marriott and their respective affiliates owned a quarter unit; an officer of Host Marriott owned a quarter unit; and two officers of MII owned one unit each.

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

Deferral Provisions

As part of the debt refinancing, the Partnership agreed to pay $4.2 million of deferred incentive management fees and the Manager agreed to approximately $14.9 million of these fees at the new mortgage debt closing on March 21, 1997. This left a remaining balance of $6.5 million of accrued incentive management fees as of March 21, 1997 and December 31, 1997. The Partnership paid $823,000 of deferred, incentive management fees during 1998 leaving a balance of $5.7 million of deferred incentive management fees as of December 31, 1998.

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

Chain Services

The Manager is required to furnish certain services ("Chain Services") which are furnished generally on a central or regional basis to all hotels managed, owned or leased in the Courtyard by Marriott hotel system. Under the Management Agreement, charges for certain Chain Services cannot exceed 5% of gross Hotel sales. In addition, the Hotels participate in MII's Marriott's Rewards Program ("MRP"). The total amount of Chain Services and MRP costs allocated to the Partnership was $8,244,000 in 1998, $7,084,000 in 1997 and $6,540,000 in 1996.

Working Capital

The Partnership is required to provide the Manager with working capital and fixed asset supplies to meet the operating needs of the Hotels. Upon termination of the Management Agreement, the working capital and supplies will be returned to the Partnership. As of December 31, 1998, the Partnership has advanced the Manager $1,213,000 in working capital.

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

Payments to MII and Subsidiaries

The following table sets forth the amount paid to MII and affiliates under both the Operating and Management Agreements and the ground lease agreements for the years ended December 31, 1998, 1997 and 1996 (in thousands). The table also sets forth accrued but unpaid incentive management fees:

                                                                                     1998            1997           1996
                                                                                  -----------    -----------    --------
Incentive management fee..........................................................$     9,426    $     8,906    $        --
Ground rent.......................................................................      8,021          7,302          6,966
Chain services and MRP allocation.................................................      8,244          7,084          6,540
Base management fee...............................................................      6,037          5,687          5,449
Courtyard management fee..........................................................      6,037          5,687          5,449
Deferred incentive management fee.................................................        823          4,224             --
                                                                                  -----------    -----------    -----------
                                                                                  $    38,588    $    38,890    $    24,404
                                                                                  ===========    ===========    ===========

Accrued but unpaid fees:
Incentive management fee..........................................................$        --    $        --    $     9,365
                                                                                  ===========    ===========    ===========

Payments to Host Marriott and Subsidiaries

The following sets forth amounts paid by the Partnership to Host Marriott and its subsidiaries for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                                                     1998            1997           1996
                                                                                  -----------    -----------    --------
Cash distributions................................................................$       755    $     2,613    $        30
Administrative expenses reimbursed................................................        523            260            154
                                                                                  -----------    -----------    -----------
                                                                                  $     1,278    $     2,873    $       184
                                                                                  ===========    ===========    ===========

Mortgage Debt Guarantees

Upon the refinancing of the Partnership debt on March 21, 1997, Host Marriott and MII were released from the following guaranties.

49 Hotels Loan Guaranties

Host Marriott provided additional security to the 49 Hotels Loan lenders in the form of a debt guaranty (the "Debt Service Guaranty") of aggregate interest and principal of up to $40 million. Host Marriott's performance under the Debt Service Guaranty was backed by a $40 million guaranty of aggregate principal and interest from MII (the "Backup Guaranty"). Payments by Host Marriott under the Debt Service Guaranty or MII under the Backup Guaranty would have been treated as advances to the Partnership and bore interest at the base rate announced by The First National Bank of Chicago. The Debt Service Guaranty replaced the original guarantee of $37.3 million under the Original 49 Hotels Loan. No amounts were advanced under the Debt Service Guaranty or the Backup Guaranty covering the 49 Hotels Loan. As of December 31, 1998 and 1997, $7,341,000 had been advanced by the General Partner under the Original 49 Hotels Loan guaranty. The weighted average interest rate on the Original 49 Hotel Loan guaranty advances was 8.4% for 1998 and 1997. The interest rate was 7.75% at December 31, 1998. Accrued interest on the guaranty advance as of December 31, 1998 and 1997, was $6,867,000 and $6,253,000, respectively.

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

                           (3)   Exhibits

  Exhibit
   Number                                                   Description                                               Page
-------------        ------------------------------------------------------------------------------------------      -------

    *2.              Purchase  Agreement  between  Marriott  Corporation  and  Courtyard  by Marriott  Limited        N/A
                     Partnership dated August 4, 1986.

    *3.a             Amended  and  Restated   Certificate  and  Amended  and  Restated  Agreement  of  Limited        N/A
                     Partnership of Courtyard by Marriott Limited Partnership dated August 20, 1986.

     3.b            First Amendment to Amended and Restated Agreement of Limited  Partnership of Courtyard by         N/A
                     Marriott Limited Partnership dated December 28, 1998.

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

                        Property                       State           Assignment Date            Original Landlord
                        Atlanta-Delk Road                GA               12/09/86              Host Restaurants, Inc.
                        Buena Park                       CA               12/09/86             Essex House Condominium
                                                                                                     Corporation
                        Cincinnati-Blue Ash              OH               10/15/86              Host Restaurants, Inc.
                        Columbus-Dublin                  OH               11/12/86              Host Restaurants, Inc.
                        Dearborn                         MI               11/12/86              Host Restaurants, Inc.
                        Hunt Valley                      MD               10/15/86             Essex House Condominium
                                                                                                     Corporation
                        Memphis-Park Ave-East            TN               10/15/86              Host Restaurants, Inc.
                        Montgomery                       AL               12/09/86              Host Restaurants, Inc.
                        Naperville                       IL               12/09/86           Casa Maria of Maryland, Inc.
                        Brentwood (Nashville)            TN               09/17/86              Host Restaurants, Inc.
                        Norfolk-VA Beach                 VA               12/09/86              Host Restaurants, Inc.
                        Brookfield (Richmond)            VA               12/09/86             Newark Properties, Inc.

   **10.f            Loan Agreement between  Citibank,  N.A., The First National Bank of Chicago and Courtyard        N/A
                     by Marriott Limited Partnership dated February 9, 1988.

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

   **10.i            Lease  Agreement  between  Courtyard  Management  Corporation  and  Courtyard by Marriott        N/A
                     Limited  Partnership with LaSalle National Trust,  N.A. and Alexander Title Agency,  Inc.
                     as Trustees dated January 1, 1994.

   **10.j            Lease  Agreement  between  Courtyard  Management  Corporation  and  Courtyard by Marriott        N/A
                     Limited Partnership dated January 1, 1994.

   **10.k            Second   Amendment   and  Restated   Loan   Agreement   for
                     $304,788,924.58  between the Banks as N/A named  within the
                     Agreement  and Citibank,  N.A., as Agent,  and Courtyard by
                     Marriott Limited Partnership dated April 7, 1994.

   **10.l            Amended and Restated Debt Service  Guaranty  dated April 7,
                     1994 between Host Marriott N/A Corporation, as Guarantor, and the Lenders as named within the Second Amended and Restated Loan Agreement dated April 7, 1994 and Citibank,
                     N.A., as Agent.

   **10.m            Management  Agreement by and between  Courtyard  Management  Corporation  (Manager) dated        N/A
                     January 4, 1997 and Courtyard by Marriott Limited Partnership (Owner).

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

   **10.p            Mortgage  Note by  Courtyard  by  Marriott  Limited  Partnership  Payable to The Order of        N/A
                     Lehman  Brothers  Holdings,  Inc. d/b/a Lehman  Capital in the amount of  $325,000,000.00 dated March 21, 1997.

   **10.q            Courtyard  by Marriott  Limited  Partnership  Promissory  Note in favor of Host  Marriott        N/A
                     Corporation  in the  amount  of  $7,340,744.00  together  with  Endorsement  by  CBM  One
                     Holdings, Inc. dated March 21, 1997.

   **10.r            Intercreditor  Agreement by and between  Lehman  Brothers  Holdings,  Inc.,  d/b/a Lehman        N/A
                     Brothers Holdings,  Inc. (Senior Lender) and CBM One Holdings, Inc. (Junior Lender) dated
                     March 21, 1997.

   **10.s            Second   Amendment  of  Ground  Leases  by  and  among  Courtyard  by  Marriott   Limited        N/A
                     Partnership,  Host Restaurants,  Inc. (HRI), Newark Properties, Inc. (Newark), Casa Maria
                     of Maryland,  Inc.  (Casa Maria) and Essex House  Condominium  Corporation  (Essex House)
                     (Landlord and Collectively Landlords) dated March 21, 1997.

      27.            Financial Data Schedule.                                                                         N/A

   * 28.             Pages 28 through 36 and pages 40 through 44 of Courtyard by Marriott Limited  Partnership        N/A
                     Private Placement Memorandum.




*      Incorporated   by  reference  to  the  same   numbered   exhibit  in  the
       Partnership's General Form for Registration of Securities on Form 10 previously filed with the Commission.

** Incorporated by reference to the same numbered exhibit in the Partnership's December 31, 1996 10-K previously filed with the Commission.


              (b)    Reports on Form 8-K

                    A Form 8-K was filed with the Securities and Exchange Commission ("SEC") on October 9, 1998. This filing, Item 5--Other Events, discloses that the General Partner sent a letter dated October 1, 1998 to inform the limited partners that the proposed Consolidation to form a new REIT focused on limited service hotels is no longer being pursued. In addition, the letter informs the limited partners that, to date, there have been no acceptable offers from third parties to purchase the Partnership's hotels. A copy of the letter was included as an Item 7--Exhibit in this Form 8-K filing.

                    A Form 8-K was filed with the SEC on December 4, 1998. This filing, Item 5--Other Events, discloses that the General Partner sent letters to the limited partners that accompanied the quarterly reports on Form 10-Q dated June 24, 1998, September 17, 1998 and November 25, 1998.

                                  SCHEDULE III

                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998
                                 (in thousands)



                                                  Initial Costs                      Gross Amount at December 31, 1998
                                             -----------------------            ----------------------------------------
                                                                      Subsequent
                                                        Buildings &     Costs                Buildings &               Accumulated
Description                    Encumbrances    Land    Improvements  Capitalized   Land     Improvements    Total      Depreciation
-----------------------------------------------------------------------------------------------------------------------------------
50 Courtyard by
Marriott Hotels
(each less than
5% of total)                  $    320,407   $30,797   $    310,705   $   34,925  $ 30,797  $    345,630  $ 376,427  $      110,047
                              ============   =======   ============   ==========  ========  ============  =========  ==============





                     Date of
                  Completion of         Date               Depreciation
                  Construction        Acquired                 Life

50 Courtyard by    1983 - 1988       1986 - 1988             40 years
Marriott Hotels





Notes:
                                                                         1996              1997             1998
                                                                     -------------    -------------     --------
(a)  Reconciliation of Real Estate:
     Balance at beginning of year....................................$     356,598    $     364,120     $     374,657
     Capital Expenditures............................................        7,522           10,537             1,770
     Dispositions....................................................           --               --                --
                                                                     -------------    -------------     -------------
     Balance at end of year..........................................$     364,120    $     374,657     $     376,427
                                                                     =============    =============     =============

(b)  Reconciliation of Accumulated Depreciation:
     Balance at beginning of year....................................$      78,524    $      88,768     $     100,921
     Depreciation....................................................       10,244           12,153             9,126
                                                                     -------------    -------------     -------------
     Balance at end of year..........................................$      88,768    $     100,921     $     110,047
                                                                     =============    =============     =============

(c) The aggregate cost of land, buildings and improvements for Federal income tax purposes is approximately $382.7 million at December 31, 1998.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 1999.


                                   COURTYARD BY MARRIOTT LIMITED PARTNERSHIP

                                   By:      CBM ONE LLC
                                   General Partner




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

Signature                                        Title
                                                 (CBM ONE LLC)


/s/ Robert E. Parsons, Jr.                       President and Manager
Robert E. Parsons, Jr.


/s/ Christopher G. Townsend                      Executive Vice President,
Christopher G. Townsend                            Secretary and Manager



/s/ W. Edward Walter                             Treasurer
W. Edward Walter


/s/ Earla L. Stowe                               Vice President and Chief
Earla L. Stowe                                     Accounting Officer

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 1999.


                                  COURTYARD BY MARRIOTT LIMITED PARTNERSHIP

                                  By:      CBM ONE LLC
                                  General Partner




                                  Earla L. Stowe
                                  Vice President and Chief Accounting Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the date indicated above.

Signature                                      Title

                                               (CBM ONE LLC)


                                               President and Manager
Robert E. Parsons, Jr.


                                               Executive Vice President,
Christopher G. Townsend                          Secretary and Manager



                                               Treasurer
W. Edward Walter


                                               Vice President and Chief
Earla L. Stowe                                   Accounting Officer

                                                                     Exhibit 3.b

                         FIRST AMENDMENT TO AMENDED AND
                    RESTATED AGREEMENT OF LIMITED PARTNERSHIP
                                       OF
                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP


         THIS FIRST AMENDMENT TO AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP OF COURTYARD BY MARRIOTT LIMITED PARTNERSHIP (this "First Amendment"), dated as of December 28, 1998, is entered into by CBM One LLC, a Delaware limited liability company, as general partner (the "General Partner"), of Courtyard By Marriott Limited Partnership (the "Partnership"), for itself and on behalf of the limited partners of the Partnership.

         WHEREAS, the Partnership was formed pursuant to a Certificate of Limited Partnership filed with the Office of the Secretary of State of the State of Delaware on July 15, 1986;

         WHEREAS,   in  connection  with  certain   restructuring   transactions
involving its parent company, CBM One Corporation merged with and into the General Partner, a newly formed Delaware limited liability company; and

         WHEREAS, in accordance with Section 11.02 of the Partnership Agreement, the General Partner wishes to amend the Partnership Agreement to reflect its successor name by merger and to make certain clean up changes.

         NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration, the receipt and sufficiency of which hereby are acknowledged, the General Partner hereby amends the Partnership Agreement as follows:

         1. The introductory paragraph of the Partnership Agreement is hereby amended to replace the phrase "CBM One Corporation, a Delaware corporation" with the phrase "CBM One LLC, a Delaware limited liability company."

         2. The definitions of "General Partner" and "Host" in Section 1.01 of the Partnership Agreement are hereby amended and restated in their entirety as follows:

                  "General Partner" means CBM One LLC, a Delaware limited liability company, in its capacity as general partner of the Partnership, and its successors and assigns.

                  "Host" means Host Marriott Corporation, a Delaware corporation, and its successors and assigns.

          3. Section 3.01 of the Partnership Agreement is hereby amended and restated in its entirety as follows:

                  Section 3.01. General Partner. The General Partner of the Partnership is and shall be CBM One LLC, a Delaware limited liability company, in its capacity as general partner of the Partnership, and its successors and assigns.

         4. All defined terms contained in this First Amendment, unless otherwise defined herein, shall have the meaning contained in the Partnership Agreement. Except as modified herein, all terms and conditions of the Partnership Agreement shall remain in full force and effect, which terms and conditions the General Partner hereby ratifies and affirms.

                       [Page Break Intentionally Inserted]

         IN WITNESS WHEREOF, the undersigned has executed this First Amendment as of the date first set forth above.

                                  CBM ONE LLC,
                                  as the successor General Partner of Courtyard By Marriott Limited Partnership and on behalf of existing Limited Partners




                                       By:______________________________
                                       Name:    Christopher G. Townsend
                                       Title:   Executive Vice President