Form 10-Q
period 1999-03-26
COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
filed 1999-05-06
CIK 813807

===============================================================================
                                            Securities and Exchange Commission

                                                  Washington, D.C. 20549

                                                         FORM 10-Q


                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

                             FOR THE QUARTERLY PERIOD ENDED MARCH 26, 1999

                                                            OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934


                                                Commission File No. 0-15736


                                COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                     (Exact name of registrant as specified in its charter)

   Delaware                                            52-1468081
----------------------------                   ------------------------
    (State of Organization)             (I.R.S. Employer Identification Number)
10400 Fernwood Road, Bethesda, MD                               20817-1109
--------------------------------------------               --------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No .

================================================================================

===============================================================================
                             COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
===============================================================================


                                                  TABLE OF CONTENTS

                                                                        PAGE NO.
                                           PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements

           Condensed Statement of Operations
              Twelve Weeks Ended March 26, 1999 (Unaudited)
                and March 27, 1998 (Unaudited)................................1

           Condensed Balance Sheet
              March 26, 1999 (Unaudited) and December 31, 1998................2

           Condensed Statement of Cash Flows
              Twelve Weeks ended March 26, 1999 (Unaudited)
                and March 27, 1998 (Unaudited)................................3

           Notes to Condensed Financial Statements (Unaudited)................4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................5



                                            PART II - OTHER INFORMATION


Item 1.    Legal Proceedings.................................................10

Item 6.    Exhibits and Reports on Form 8-K..................................10



                                           PART I. FINANCIAL INFORMATION

                                           ITEM 1. FINANCIAL STATEMENTS

                                     COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                                         CONDENSED STATEMENT OF OPERATIONS
                                                    (Unaudited)
                                 (in thousands, except unit and per unit amounts)



                                                                                                 Twelve Weeks Ended
                                                                                            March 26,          March 27,
                                                                                               1999              1998
                                                                                             --------------    ---------
REVENUES>
   Hotel revenues
     Rooms................................................................................$       43,610    $      41,794
     Food and beverage....................................................................         3,075            2,987
     Other................................................................................         1,545            1,491
                                                                                          --------------    -------------
       Total hotel revenues...............................................................        48,230           46,272
                                                                                          --------------    -------------

OPERATING COSTS AND EXPENSES
   Hotel property-level costs and expenses
     Rooms................................................................................         9,611            8,829
     Food and beverage....................................................................         2,734            2,556
     Other department costs and expenses..................................................           455              415
     Selling, administrative and other....................................................        11,210           10,695
                                                                                          --------------    -------------
       Total hotel property-level costs and expenses......................................        24,010           22,495
   Depreciation...........................................................................         4,349            3,968
   Base and Courtyard management fees.....................................................         2,894            2,776
   Incentive management fee...............................................................         2,166            2,235
   Ground rent, taxes and other...........................................................         4,081            3,864
                                                                                          --------------    -------------

       Total operating costs and expenses.................................................        37,500           35,338
                                                                                          --------------    -------------

OPERATING PROFIT..........................................................................        10,730           10,934
   Interest expense.......................................................................        (6,029)          (6,253)
   Interest income........................................................................           164              124
                                                                                          --------------    -------------

NET INCOME................................................................................$        4,865    $       4,805
                                                                                          ==============    =============

ALLOCATION OF NET INCOME
   General Partner........................................................................$          243    $         240
   Limited Partners.......................................................................         4,622            4,565
                                                                                          --------------    -------------

                                                                                          $        4,865    $       4,805
                                                                                          ==============    =============

NET INCOME PER LIMITED PARTNER UNIT (1,150 Units).........................................$        4,019    $       3,969
                                                                                          ==============    =============




                                   See Notes to Condensed Financial Statements.


                                     COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                                              CONDENSED BALANCE SHEET
                                                  (in thousands)



                                                                                            March 26,         December 31,
                                                                                               1999               1998
                                                                                            (Unaudited)
                                                      ASSETS
   Property and equipment, net............................................................$      293,796    $       297,189
   Deferred financing costs, net of accumulated amortization..............................         5,752              5,854
   Due from Courtyard Management Corporation..............................................         5,636              4,210
   Property improvement fund..............................................................         5,976              5,475
   Restricted cash........................................................................         6,961              9,315
   Cash and cash equivalents..............................................................        14,904              9,203
                                                                                          --------------    ---------------

                                                                                          $     333,025     $       331,246


                                    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
   Mortgage debt..........................................................................$      311,121    $       313,051
   Straight-line ground rent due to affiliates of Marriott International, Inc.............        19,330             19,384
   Debt service guaranty and accrued interest payable to Host Marriott Corporation........        14,340             14,208
   Incentive management fees due to Courtyard Management Corporation......................         5,488              5,653
   Accounts payable and accrued liabilities...............................................         2,686              3,750
                                                                                          --------------    ---------------

         Total Liabilities................................................................       352,965            356,046
                                                                                          --------------    ---------------

PARTNERS' CAPITAL (DEFICIT)
   General Partner........................................................................           328                 85
   Limited Partners.......................................................................       (20,268)           (24,885)
                                                                                          --------------    ---------------

         Total Partners' Deficit..........................................................       (19,940)           (24,800)
                                                                                          --------------    ---------------

                                                                                          $      333,025    $       331,246
                                                                                          ==============    ===============















                                 See Notes to Condensed Financial Statements.



                                     COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                                         CONDENSED STATEMENT OF CASH FLOWS
                                                    (Unaudited)
                                                  (in thousands)



                                                                                                 Twelve Weeks Ended
                                                                                            March 26,          March 27,
                                                                                               1999              1998
                                                                                            -------------       ---------
OPERATING ACTIVITIES
   Net income.............................................................................$        4,865    $       4,805
   Noncash items..........................................................................         4,583            4,219
   Changes in operating accounts..........................................................          (333)          (1,623)
                                                                                          --------------    -------------

         Cash provided by operations......................................................         9,115            7,401
                                                                                          --------------    -------------

INVESTING ACTIVITIES
   Additions to property and equipment, net...............................................          (956)          (2,743)
   Change in property improvement fund....................................................          (501)             353
                                                                                          --------------    -------------

         Cash used in investing activities................................................        (1,457)          (2,390)
                                                                                          --------------    -------------

FINANCING ACTIVITIES
   Capital distributions..................................................................            (5)              --
   Repayments of mortgage debt............................................................        (1,930)          (1,785)
   Change in debt reserve.................................................................           (22)           1,003
   Payment of financing costs.............................................................            --               (2)
                                                                                          --------------    -------------

         Cash used in financing activities................................................        (1,957)            (784)
                                                                                          --------------    -------------

INCREASE IN CASH AND CASH EQUIVALENTS.....................................................         5,701            4,227

CASH AND CASH EQUIVALENTS at beginning of period..........................................         9,203            5,450
                                                                                          --------------    -------------

CASH AND CASH EQUIVALENTS at end of period................................................$       14,904    $       9,677
                                                                                          ==============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for mortgage interest........................................................$        6,143    $       6,289
                                                                                          ==============    =============














                                   See Notes to Condensed Financial Statements.

                                     COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (Unaudited)



1. The accompanying condensed financial statements have been prepared by the Courtyard By Marriott Limited Partnership (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed financial statements should be read in conjunction with the Partnership's financial statements and notes thereto included in the Partnership's 10-K for the year ended December 31, 1998.

       In the opinion of the Partnership, the accompanying unaudited condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 26, 1999 and December 31, 1998, and the results of operations and cash flows for the twelve weeks ended March 26, 1999 and March 27, 1998. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

       For financial reporting purposes, the net income of the Partnership is allocated 95% to the Limited Partners and 5% to the General Partner. As discussed in full detail in the Partnership's 10-K, the General Partner is CBM One LLC. Significant differences exist between the net income for financial reporting purposes and the net income reported for Federal income tax purposes. These differences are due primarily to the use for Federal income tax purposes of accelerated depreciation methods, shorter depreciable lives for the assets, difference in the timing of recognition of certain fees and straight-line rent adjustments.

2. Certain reclassifications were made to the 1998 financial statements to conform to the 1999 presentation.

3. Revenues primarily represent the gross sales generated by the Partnership's Hotels. On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

       The Partnership considered the impact of EITF 97-2 on its condensed financial statements and determined that EITF 97-2 requires the Partnership to include property-level sales and operating expenses of its Hotels in its condensed statement of operations. The Partnership has given retroactive effect to the adoption of EITF 97-2 in the accompanying condensed statement of operations. Application of EITF 97-2 to the condensed financial statements for the first quarters 1999 and 1998 increased both revenues and operating expenses by approximately $24.0 million and $22.5 million, respectively, and had no impact on operating profit or net income.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q include forward-looking statements and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. The cautionary statements set forth in reports filed under the Securities Exchange Act of 1934 contained important factors with respect to such forward-looking statements, including: (i) national and local economic and business conditions that will, among other things, affect demand for hotels and other properties, the level of rates and occupancy that can be achieved by such properties and the availability and terms of financing; (ii) the ability to compete effectively;
(iii) changes in travel patterns, taxes and government regulations; (iv) governmental approvals, actions and initiatives; and (v) the effects of tax legislative action. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained or that any deviations will not be material. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

Revenues. Revenues increased $2.0 million, or 4%, to $48.2 million for first quarter 1999 from $46.3 million for first quarter 1998 as a result of strong growth in revenue per available room ("REVPAR") of 3%. REVPAR represents the combination of the average daily room rate charged and the average daily occupancy achieved, and is a commonly used indicator of hotel performance (although it is not a GAAP, or generally accepted accounting principles, measure of revenue). REVPAR for first quarter 1999 increased $2, or 3%, to $71 when compared to first quarter 1998, primarily due to the increase in combined average room rate of $2, or 2%, to $90. The combined average occupancy remained stable at 79%.

Operating Costs and Expenses. The Partnership's operating costs and expenses increased $2.2 million, or 6%, to $37.5 million for first quarter 1999 when compared to first quarter 1998, primarily due to the increase in property-level costs and expenses. As a percentage of hotel revenues, operating costs and expenses represented 78% of revenues for first quarter 1999 and 76% for first quarter 1998.

Total Hotel Property-Level Costs and Expenses. First quarter 1999 total hotel property-level costs and expenses increased $1.5 million, or 7% when compared to first quarter 1998. The increase is due to increases in both rooms costs and selling expenses, administrative and other expenses. As a percentage of hotel revenues, property-level costs and expenses represented 50% of revenues for first quarter 1999 and 49% for first quarter 1998.

Depreciation. Depreciation expense increased $381,000 to $4.3 million for first quarter 1999 from $4.0 million for first quarter 1998 due to $11.1 million of property, plant and equipment additions in 1998.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit decreased $204,000, or 2%, to $10.7 million for first quarter 1999 when compared to $10.9 million in first quarter 1998.

Net Income. Net income for first quarter 1999 increased by $60,000 to $4.9 million, compared to net income of $4.8 million for first quarter 1998 as a result of the items discussed above.

CAPITAL RESOURCES AND LIQUIDITY

The Partnership's financing needs have historically been funded through loan agreements with various lenders and Host Marriott Corporation ("Host Marriott"). The General Partner believes that the Partnership will have sufficient capital resources and liquidity to continue to conduct its business in the ordinary course.

Principal Sources and Uses of Cash

Cash provided by operations was $9.1 million and $7.4 million for first quarters 1999 and 1998, respectively. The Partnership's principal source of cash is cash from operations. The increase in first quarter 1999 was primarily due to a 4% increase in revenues.

Cash used in investing activities was $1.5 million and $2.4 million for first quarters 1999 and 1998, respectively. The Partnership's cash used in investing activities consists primarily of contributions to the property improvement fund and capital expenditures for improvements to the hotels.

Contributions to the property improvement fund increased to 6% of gross Hotel sales in 1999 from 5% in 1998. Contributions to the property improvement fund will remain at 6% through the end of fiscal year 2000 and may be increased thereafter to 7% at the option of the Manager.

During the first quarters 1999 and 1998, $2.0 million and $784,000, respectively, was used for financing activities. The Partnership's financing activities primarily consist of repayments of debt and capital distributions to its partners.

Strategy for Liquidity

The General Partner is continuing to explore alternatives to provide liquidity for the Partnership and maximize the value of the limited partners' investment. While the General Partner can make no assurances as to the outcome of their efforts, the General Partner continues to work with Merrill Lynch who is acting as an advisor in this regard.

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

Third-Party  Systems.  The  Partnership  relies upon  operational and accounting systems  provided by third  parties,  primarily  the  Manager of its Hotels,  to provide the appropriate property-specific operating systems (including reservation, phone, elevator, security, HVAC and other systems) and to provide it with financial information. Based on discussions with the third parties that are critical to the Partnership's business, including the Manager of its Hotels, Host Marriott believes that these parties are in the process of studying their systems and the systems of their respective vendors and service providers and, in many cases, have begun to implement changes, to ensure that they are Year 2000 compliant. However, Host Marriott has not received any oral or written assurances that these third parties will be Year 2000 compliant on time. To the extent these changes impact property-level systems, the Partnership may be required to fund capital expenditures for upgraded equipment and software. The Partnership does not expect these charges to be material, but is committed to making these investments as required. To the extent that these changes relate to the Manager's centralized systems (including reservations, accounting, purchasing, inventory, personnel and other systems), the Partnership's management agreement generally provides for these costs to be charged to the Partnership's properties. Host Marriott expects that the Manager will incur Year 2000 costs for its centralized systems in lieu of costs related to system projects that otherwise would have been pursued and therefore, its overall level of centralized systems charges allocated to the Hotels will not materially increase as a result of the Year 2000 compliance effort. Host Marriott believes that this deferral of certain system projects will not have a material impact on its future results of operations, although it may delay certain productivity enhancements at the Partnership's Hotels. Host Marriott will continue to monitor the efforts of these third parties to become Year 2000 compliant and will take appropriate steps to address any non-compliance issues. The Partnership believes that in the event of material Year 2000 non-compliance, the Partnership will have the right to seek recourse against the Manager under its management agreement. The management agreement, however, generally does not specifically address the Year 2000 compliance issue. Therefore, the amount of any recovery in the event of Year 2000 non-compliance at a property, if any, is not determinable at this time.

Host Marriott will work with the third parties to ensure that appropriate contingency plans will be developed to address the most reasonably likely worst case Year 2000 scenarios, which may not have been identified fully. In particular, Host Marriott has had extensive discussions regarding the Year 2000 problem with Marriott International, Inc. ("MII"), the parent of the Manager of the Partnership's Hotels. Due to the significance of MII to the Partnership's business, a detailed description of MII's state of readiness follows.

MII has adopted an eight-step process toward Year 2000 readiness, consisting of the following: (i) Awareness: fostering understanding of, and commitment to, the problem and its potential risks; (ii) Inventory: identifying and locating systems and technology components that may be affected; (iii) Assessment: reviewing these components for Year 2000 compliance, and assessing the scope of Year 2000 issues; (iv) Planning: defining the technical solutions and labor and work plans necessary for each affected system; (v) Remediation/Replacement: completing the programming to renovate or replace the problem software or hardware; (vi) Testing and Compliance Validation: conducting testing, followed by independent validation by a separate internal verification team; (vii)
Implementation: placing the corrected systems and technology back into the business environment; and (viii) Quality Assurance: utilizing an internal audit team to review significant projects for adherence to quality standards and program methodology.

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

MII measures the completion of each phase based on documented and quantified results, weighted for System Criticality. As of March 26, 1999, the Awareness and Inventory phases were complete for IT Applications, BIS, and Building Systems. For IT Applications, the Assessment and Planning phases were complete and Remediation/Replacement and Testing phases were 95 percent complete. Compliance Validation has been completed for approximately 75% of key systems, with most of the remaining work in its final stage. For BIS and Building Systems, Assessment and Planning are substantially complete. For BIS, Remediation/Replacement is substantially complete and Testing is in progress. MII is on track for completion of Remediation/Replacement and Testing of Building Systems for September of 1999. Compliance Validation is in progress for both BIS and Building Systems. Implementation and Quality Assurance is in progress for IT Applications, BIS and Building Systems.

Year 2000 compliance communications with MII's significant third party suppliers, vendors and business partners, including its franchisees are ongoing. MII's efforts are focused on the connections most critical to customer service, core business processes and revenues, including those third parties that support the most critical enterprise-wide IT Applications, franchisees generating the most revenues, suppliers of the most widely used Building Systems and BIS, the top 100 suppliers, by dollar volume, of non-IT products, and financial institutions providing the most critical payment processing functions. Responses have been received from a majority of the firms in this group. A majority of these respondents have either given assurances of timely Year 2000 compliance or have identified the necessary actions to be taken by them or MII to achieve timely Year 2000 compliance for their products.

MII has established a common approach for testing and addressing Year 2000 compliance issues for its managed and franchised properties. This includes a guidance protocol for operated properties, and a Year 2000 "Toolkit" for franchisees containing relevant Year 2000 compliance information. MII is also utilizing a Year 2000 best-practices sharing system.

Risks. There can be no assurances that Year 2000 remediation by the Partnership or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Partnership, its business and its financial condition. The Partnership cannot predict the actual effects to it of the Year 2000 issue, which depends on numerous uncertainties such as: (i) whether significant third parties, properly and timely address the Year 2000 issue; and (ii) whether broad-based or systemic economic failures may occur. Host Marriott is also unable to predict the severity and duration of any such failures, which could include disruptions in passenger transportation or transportation systems generally, loss of utility and/or telecommunications services, the loss or distortion of hotel reservations made on centralized reservations systems and errors or failures in financial transactions or payment processing systems such as credit cards. Due to the general uncertainty inherent in the Year 2000 issue and the Partnership's dependence on third parties, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership. Host Marriott's Year 2000 compliance program is expected to significantly reduce the level of uncertainty about the Year 2000 issue and Host Marriott believes that the possibility of significant interruptions of normal operations should be reduced.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Partnership does not hold any financial instruments for trading purposes. As of March 26, 1999, all of the Partnership's mortgage debt is fixed rate.

However, the Partnership has a debt service guaranty advance that is sensitive to changes in interest rates. The interest recognized on the debt obligation is based on prime rate, which was 7.75% at December 31, 1998 and at March 26, 1999. The interest rate, fair value, and future maturity associated with this debt obligation has not changed materially from the amount reported in the Partnership's annual report on Form 10-K.

                                            PART II. OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS

The Partnership and the Hotels are involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnership.

Marvin Schick and Jack Hirsch, the plaintiffs in a class action lawsuit styled Marvin Schick, et al. v. Host Marriott Corporation, et al., Civil Action No. 15991, filed their complaint on October 16, 1997 in Delaware Chancery Court against the General Partner, the Manager and certain of their respective affiliates, officers and directors. The plaintiffs' claim that the General Partner agreed to decrease the owner's priority under the Management Agreement for the benefit of the Manager without obtaining the consent of the limited partners. The lawsuit includes claims against Host Marriott and the General Partner for breach of contract and breach of fiduciary duty, and against Marriott International, Inc. and the Manager for interference with contract and aiding and abetting in the breach of fiduciary duties. The General Partner believes that the change in the Management Agreement did not require limited partner approval, because, among other things, it did not result in an increase in compensation to the Manager. The defendants filed an answer to the plaintiffs' complaint and asserted a number of defenses. The parties to this lawsuit have reached a tentative agreement to settle the matter and are in the process of finalizing the settlement.

On March 16, 1998, limited partners in several partnerships sponsored by Host Marriott, filed a lawsuit, styled Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. 98-CI-04092, in the 57th Judicial District Court of Bexar County, Texas against Marriott International, Inc., Host Marriott, various of their subsidiaries, J.W.
Marriott, Jr., Stephen Rushmore, and Hospitality Valuation Services, Inc. (collectively, the "Defendants"). The lawsuit relates to the following limited partnerships: Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, Fairfield Inn by Marriott Limited Partnership, Desert Springs Marriott Limited Partnership and Atlanta Marriott Marquis Limited Partnership (collectively, the "Seven Partnerships"). The plaintiffs allege that the Defendants conspired to sell hotels to the Seven Partnerships for inflated prices and that they charged the Seven Partnerships excessive management fees to operate the Seven Partnerships' hotels. The plaintiffs further allege, among other things, that the Defendants committed fraud, breached fiduciary duties and violated the provisions of various contracts. The plaintiffs are seeking unspecified damages. The Defendants, which do not include the Seven Partnerships, believe that there is no truth to the plaintiffs' allegations and that the lawsuit is totally devoid of merit. The Defendants intend to vigorously defend against the claims asserted in the lawsuit. They have filed an answer to the plaintiffs' petition and asserted a number of defenses. A related case concerning Courtyard by Marriott II Limited Partnership filed by the plaintiff's lawyers in the same court involves similar allegations against the defendants, and has been certified as a class action. On March 18, 1999, two of the Partnership's limited partners filed a class action petition in intervention seeking to convert that portion of the lawsuit relating to the Partnership into a class action. The court has not yet ruled on this petition. Although the Seven Partnerships have not been named as Defendants in the lawsuit, the partnership agreements relating to the Seven Partnerships include an indemnity provision which requires the Seven Partnerships, under certain circumstances, to indemnify the general partners against losses, expenses and fees.

On April 1,  1999,  Equity  Resource  Fund X,  Equity  Resource  Fund XII,  Palm
Investors,   L.L.C.,  and  Repp  Properties,   L.P.,  limited  partners  in  the
Partnership and in Courtyard by Marriott II Limited Partnership, filed a derivative lawsuit on behalf of the Partnership and Courtyard by Marriott II Limited Partnership against Marriott International, Inc., Host Marriott Corporation, various of their subsidiaries, and several of their current and former executives. The plaintiffs filed this lawsuit in the 150th Judicial District of Bexar County, Texas and the case is styled Equity Resource Fund X, et al. v. CBM One Corporation, et al., Case No. 99-CI-04765. The plaintiffs allege that the defendants conspired to profit at the partnerships' expense by entering into agreements, including management agreements and ground leases, that were unfair and not commercially reasonable. The plaintiffs further allege, among other things, that the defendants committed fraud, breaches of fiduciary duties and violated provisions of the various agreements. The plaintiffs are seeking disgorgement of all fees and rents paid under the management agreements and leases, cancellation or reformation of these agreements, damages and replacement of the general partners. The defendants believe that there is no truth to the plaintiffs' allegations and that the lawsuit is totally devoid of merit. Although the defendants have not yet been required to file a pleading responsive to the complaint, they intend to vigorously defend against the claims asserted in the derivative lawsuit.


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

a.      Exhibits:

        None.

b. Reports on Form 8-K:

        None.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 COURTYARD BY MARRIOTT
                                                 LIMITED PARTNERSHIP

                                                 By:      CBM ONE LLC
                                                          General Partner



                                                 By:      /s/ Earla L. Stowe
                                                          Earla L. Stowe
                                                          Vice President and
                                                          Chief Accounting
May 6, 1999                                                 Officer