Form 10-Q
period 1999-06-18
COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
filed 1999-07-30
CIK 813807

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 18, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-15736


                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)
      Delaware                                   52-1468081
-------------------------         -------------------------------------------
(State of Organization)             (I.R.S. Employer Identification Number)

  10400 Fernwood Road, Bethesda, MD                      20817-1109
----------------------------------------      ----------------------------
(Address of principal executive offices)            (Zip Code)

        Registrant's telephone number, including area code: (301) 380-2070
            Securities registered pursuant to Section 12(b) of the Act:
                              Not Applicable
            Securities  registered pursuant to Section 12(g)of the Act:
                      Units of Limited Partnership Interest
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

===============================================================================

===============================================================================
                        COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
===============================================================================


                                TABLE OF CONTENTS

                                                                        PAGE NO.
                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Statement of Operations
              Twelve and Twenty-Four Weeks Ended June 18, 1999
                and June 19, 1998 (Unaudited).................................1

           Condensed Balance Sheet
              June 18, 1999 (Unaudited) and December 31, 1998.................2

           Condensed Statement of Cash Flows
              Twenty-Four Weeks ended June 18, 1999 and
                June 19, 1998 (Unaudited).....................................3

           Notes to Condensed Financial Statements (Unaudited)................4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................5

Item 3.    Quantitative and Qualitative Disclosures About Market Risk........10


                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings.................................................10

Item 6.    Exhibits and Reports on Form 8-K..................................11

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit amounts)



                                                              Twelve Weeks Ended                 Twenty-Four Weeks Ended
                                                          June 18,          June 19,           June 18,          June 19,
                                                            1999              1998               1999              1998
                                                       --------------    -------------       -------------    ---------
REVENUES
   Hotel revenues
     Rooms.............................................$       45,354    $      44,681       $      88,964    $      86,475
     Food and beverage.................................         3,113            3,166               6,188            6,153
     Other.............................................         1,568            1,562               3,113            3,053
                                                       --------------    -------------       -------------    -------------
       Total hotel revenues............................        50,035           49,409              98,265           95,681
                                                       --------------    -------------       -------------    -------------

OPERATING COSTS AND EXPENSES
   Hotel property-level costs and expenses
     Rooms.............................................        10,150            9,220              19,761           18,049
     Food and beverage.................................         2,764            2,569               5,498            5,125
     Other department costs and expenses...............           510              459                 965              874
     Selling, administrative and other.................        11,091           10,890              22,301           21,585
                                                       --------------    -------------       -------------    -------------
       Total hotel property-level costs and expense....        24,515           23,138              48,525           45,633
   Depreciation .......................................         4,469            4,119               8,818            8,087
   Base and Courtyard management fees..................         3,002            2,965               5,896            5,741
   Incentive management fee............................         2,366            2,565               4,532            4,800
   Ground rent, taxes and other........................         4,004            3,766               8,085            7,630
                                                       --------------    -------------       -------------    -------------

         Total operating costs and expenses............        38,356           36,553              75,856           71,891
                                                       --------------    -------------       -------------    -------------

OPERATING PROFIT.......................................        11,679           12,856              22,409           23,790
   Interest expense....................................        (5,929)          (6,075)            (11,958)         (12,328)
   Interest income.....................................           313              246                 477              370
                                                       --------------    -------------       -------------    -------------

NET INCOME.............................................$        6,063    $       7,027       $      10,928    $      11,832
                                                       ==============    =============       =============    =============

ALLOCATION OF NET INCOME
   General Partner.....................................$          303    $         351       $         546    $         591
   Limited Partners....................................         5,760            6,676              10,382           11,241
                                                       --------------    -------------       -------------    -------------
                                                       $        6,063    $       7,027       $      10,928    $      11,832
                                                       ==============    =============       =============    =============
NET INCOME PER LIMITED PARTNER UNIT
   (1,150 Units).......................................$        5,009    $       5,805       $       9,028    $       9,774
                                                       ==============    =============       =============    =============


                  See Notes to Condensed Financial Statements.

                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                             CONDENSED BALANCE SHEET
                                 (in thousands)



                                                                                            June 18,        December 31,
                                                                                              1999                1998
                                                                                            (Unaudited)
                                   ASSETS
   Property and equipment, net..........................................................$        290,218    $       297,189
   Deferred financing costs, net of accumulated amortization............................           5,650              5,854
   Due from Courtyard Management Corporation............................................           5,086              4,210
   Property improvement fund............................................................           8,171              5,475
   Restricted cash......................................................................           7,784              9,315
   Cash and cash equivalents............................................................          15,872              9,203
                                                                                        ----------------    ---------------

                                                                                        $        332,781    $       331,246
                                                                                        ================    ===============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
   Mortgage debt........................................................................$        309,152    $       313,051
   Straight-line ground rent due to affiliates of Marriott International, Inc...........          19,277             19,384
   Debt service guaranty and accrued interest payable to
     Host Marriott Corporation..........................................................          14,474             14,208
   Incentive management fees due to Courtyard Management Corporation....................           4,302              5,653
   Accounts payable and accrued liabilities.............................................           2,903              3,750
                                                                                        ----------------    ---------------

         Total Liabilities..............................................................         350,108            356,046
                                                                                        ----------------    ---------------

PARTNERS' CAPITAL (DEFICIT)
   General Partner......................................................................             631                 85
   Limited Partners.....................................................................         (17,958)           (24,885)
                                                                                        ----------------    ---------------

         Total Partners' Deficit........................................................         (17,327)           (24,800)
                                                                                        ----------------    ---------------

                                                                                        $        332,781    $       331,246
                                                                                        ================    ===============







                  See Notes to Condensed Financial Statements.


                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                                               Twenty-Four Weeks Ended
                                                                                            June 18,            June 19,
                                                                                              1999                1998
                                                                                        ----------------    ----------
OPERATING ACTIVITIES
   Net income...........................................................................$         10,928    $        11,832
   Noncash items........................................................................           9,289              8,582
   Changes in operating accounts........................................................          (1,594)              (229)
                                                                                        ----------------    ---------------

         Cash provided by operating activities..........................................          18,623             20,185
                                                                                        ----------------    ---------------

INVESTING ACTIVITIES
   Change in property improvement fund..................................................          (2,696)            (3,026)
   Additions to property and equipment, net.............................................          (1,848)            (8,382)
                                                                                        ----------------    ---------------

         Cash used in investing activities..............................................          (4,544)           (11,408)
                                                                                        ----------------    ---------------

FINANCING ACTIVITIES
   Repayments of mortgage debt..........................................................          (3,899)            (3,606)
   Capital distributions................................................................          (3,455)            (2,420)
   Change in debt reserve...............................................................             (56)                90
   Payment of financing costs...........................................................              --                 (2)
                                                                                        ----------------    ---------------

         Cash used in financing activities..............................................          (7,410)            (5,938)
                                                                                        ----------------    ---------------

INCREASE IN CASH AND CASH EQUIVALENTS...................................................           6,669              2,839

CASH AND CASH EQUIVALENTS at beginning of period........................................           9,203              5,450
                                                                                        ----------------    ---------------

CASH AND CASH EQUIVALENTS at end of period..............................................$         15,872    $         8,289
                                                                                        ================    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for mortgage interest......................................................$         12,383    $        12,681
                                                                                        ================    ===============






                  See Notes to Condensed Financial Statements.


                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Summary of Significant Accounting Policies

     The accompanying unaudited condensed interim financial statements have been prepared by the Courtyard By Marriott Limited Partnership (the "Partnership"). Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the unaudited condensed interim financial statements should be read in conjunction with the Partnership's financial statements and notes thereto included in the Partnership's Form 10-K for the fiscal year ended December 31, 1998.

     In the opinion of the Partnership, the accompanying unaudited condensed financial statements reflect all adjustments necessary to present fairly the financial position of the Partnership as of June 18, 1999, and the results of operations for the twelve and twenty-four weeks ended June 18, 1999 and June 19, 1998 and cash flows for the twenty-four weeks ended June 18, 1999 and June 19, 1998. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

     For financial reporting purposes, the net income of the Partnership is allocated 95% to the Limited Partners and 5% to CBM One LLC (the "General Partner"). Significant differences exist between the net income for financial reporting purposes and the net income reported for Federal income tax purposes. These differences are due primarily to the use for income tax purposes of accelerated depreciation methods, shorter depreciable lives for the assets, differences in the timing of the recognition of certain fees and straight-line rent adjustments.

     Certain reclassifications were made to the prior year financial statements to conform to the 1999 presentation.

2.   Revenues

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

     The Partnership considered the impact of EITF 97-2 on its condensed financial statements and determined that EITF 97-2 requires the Partnership to include property-level sales and operating expenses of its Hotels in its condensed statement of operations. The Partnership has given retroactive effect to the adoption of EITF 97-2 in the accompanying condensed statement of operations. Application of EITF 97-2 to the condensed financial statements for the twelve and twenty-four weeks ended June 18, 1999 and June 19, 1998 increased both revenues and operating expenses by approximately $24.5 million and $48.5 million and $23.1 million and $45.6 million, respectively, and had no impact on operating profit or net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Partnership can give no assurance that its expectations will be attained or that any deviations will not be material. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

Revenues. Revenues increased $626,000 and $2.6 million to $50.0 million and $98.3 million for the twelve and twenty-four weeks ended June 18, 1999, respectively. The increase in revenues was achieved primarily through an increase in the combined average room rate. The combined average room rate increased 1.6% to $90 for second quarter 1999 and 2.2% to $90 for year-to-date second quarter 1999 as compared to the same periods in 1998. The increase in average room rate is primarily due to continued efforts to increase weekday pricing.

Combined average occupancy for the twelve and twenty-four weeks ended June 18, 1999 remained stable at 81% and 83%, respectively, when compared to the same periods in 1998. Occupancy remained steady due to increased competition and aggressive rate increases in some markets. REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved. REVPAR for the twelve and twenty-four weeks ended June 18, 1999 was $73 and $75 respectively, representing a slight increase when compared to the same periods in 1998.

Operating Costs and Expenses. For the twelve weeks ended June 18, 1999, the Partnership's operating costs and expenses increased $1.8 million to $38.4 million as compared to the same period in 1998. In addition, for the twenty-four weeks ended June 18, 1999, operating costs and expenses increased $4.0 million to $75.9 million. As a percentage of revenues, operating costs and expenses increased from 74% of revenues for the second quarter 1998 to 77% of revenues for second quarter 1999. For year-to-date second quarter 1999, operating costs and expenses as a percentage of revenues increased from 75% of revenues for year-to-date second quarter 1998 to 77% of revenues for year-to-date second quarter 1999. The increase in operating costs and expenses was primarily due to an increase in property-level costs and expenses at the Hotels.

The Partnership's Hotel property-level costs and expenses increased $1.4 million to $24.5 million and $2.9 million to $48.5 million for the twelve and twenty-four weeks ended June 18, 1999 when compared to the same periods in 1998. Hotel property-level costs and expenses are higher as salary and benefit expenses have increased as the Hotels endeavor to maintain competitive wage scales. In addition, food and beverage costs as well as marketing expenses increased in 1999 as compared to 1998. As a percentage of hotel revenues, property-level costs and expenses represented 49% of revenues for both second quarter 1999 and year-to-date second quarter 1999 as compared to 47% of revenues for second quarter 1998 and 48% of revenues for year-to-date second quarter 1998.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit decreased $1.2 million, or 9%, to $11.7 million, or 23% of revenues, for the twelve weeks ended June 18, 1999 from $12.9 million, or 26% of revenues for the twelve weeks ended June 19, 1998. In addition, operating profit decreased $1.4 million, or 6%, to $22.4 million, or 23% of revenues, for the twenty-four weeks ended June 18, 1999 from $23.8 million, or 25% of revenues, for the twenty-four weeks ended June 19, 1998.

Interest Expense. Interest expense decreased slightly to $5.9 million for the twelve weeks ended June 18, 1999 when compared to the same period in 1998 and decreased $370,000 to $12.0 million for the twenty-four weeks ended June 18, 1999 when compared to the same period in 1998 as a result of principal amortization on the Partnership's mortgage debt.

Net Income. As a result of the items discussed above, net income decreased $964,000 to $6.1 million, or 12% of revenues for the twelve weeks ended June 18, 1999 when compared to $7.0 million, or 14% of revenues for the twelve weeks ended June 19, 1998. Net income for the twenty-four weeks ended June 18, 1999 decreased $904,000 to $10.9 million, or 11% of revenues when compared $11.8 million or 12% of revenues for the twenty-four weeks ended June 19, 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financing needs have historically been funded through loan agreements with various lenders and Host Marriott Corporation ("Host Marriott"). The General Partner believes that the Partnership will have sufficient capital resources and liquidity to continue to conduct its business in the ordinary course.

Principal Sources and Uses of Cash

The Partnership's principal source of cash is from operations. Its principal uses of cash are to make debt service payments, fund the property improvement fund and to make distributions to limited partners.

Cash provided by operations for the twenty-four weeks ended June 18, 1999 and June 19, 1998, was $18.6 million and $20.2 million, respectively. The decrease in cash provided by operations was due to an increase in the receivable balance due from the Manager at June 18, 1999 when compared to the balance at June 19, 1998 and the required payment of $1.4 million to the Manager for deferred incentive management fees.

Cash used in investing activities was $4.5 million for the first two quarters of 1999 and $11.4 million for the first two quarters of 1998. The decrease in investing activities was due to the decrease in capital expenditures related to the completion of 10-year rooms renovations at a majority of the Hotels prior to and during 1998.

The Partnership's investing activities also involve making contributions to the property improvement fund for the Hotels. Contributions to the property improvement fund increased to 6% of Hotel sales in 1999 from 5% in 1998. Contributions to the property improvement fund will remain at 6% through the end of the fiscal year 2000 and may be increased thereafter to 7% at the option of the Manager.

Cash used in financing activities was $7.4 million and $5.9 million for the first two quarters of 1999 and 1998, respectively. During the twenty-four weeks ended June 18, 1999 and June 19, 1998, the Partnership repaid $3.9 million and $3.6 million, respectively, of principal on the mortgage debt. Cash used in financing activities also included $3.5 million and $2.4 million of cash distributions to limited partners during the twenty-four weeks ended June 18, 1999 and June 19, 1998, respectively.

Strategy for Liquidity

The General Partner is continuing to explore alternatives to provide liquidity for the Partnership and maximize the value of the limited partners' investment. During second quarter 1999, an investment banking firm, acting as an advisor to the Partnership provided financial information to a number of prospective purchasers for their review and analysis. The General Partner and the investment banking firm are working with prospective purchasers in an effort to negotiate a transaction that will provide liquidity for the Partnership while securing the highest possible value for the limited partner units; however, the General Partner can make no assurances as to the outcome of these efforts.

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

Host Marriott Corporation ("Host Marriott"), general partner of Host Marriott L.P., which owns directly and indirectly, more than 95% of the economic interest of the General Partner, including the 1% managing member interest, has adopted the compliance program because it recognizes the importance of minimizing the number and seriousness of any disruptions that may occur as a result of the Year 2000 issue. Host Marriott's compliance program includes an assessment of Host Marriott's hardware and software computer systems and embedded systems, as well as an assessment of the Year 2000 issues relating to third parties with which Host Marriott has a material relationship or whose systems are material to the operations of the Partnership's Inns. Host Marriott's efforts to ensure that its computer systems are Year 2000 compliant have been segregated into two separate phases: in-house systems and third-party systems.

In-House Systems. Host Marriott has invested in the implementation and maintenance of accounting and reporting systems and equipment that are intended to enable the Partnership to provide adequately for its information and reporting needs and which are also Year 2000 compliant. Substantially all of Host Marriott's in-house systems have already been certified as Year 2000 compliant through testing and other mechanisms, and Host Marriott has not delayed any systems projects due to the Year 2000 issue. Host Marriott engaged a third party to review its Year 2000 in-house readiness and found no problems with any mission critical systems. Host Marriott believes that future costs associated with Year 2000 issues for its in-house systems will be insignificant and, therefore, not impact the Partnership's business, financial condition and results of operations. Host Marriott has not developed, and does not plan to develop, a separate contingency plan for its in-house systems due to their current Year 2000 compliance. Host Marriott does, however, have the normal disaster recovery procedures in place should it have a systems failure.

Third-Party Systems. The Partnership relies upon operational and accounting systems provided by third parties, primarily the Manager of its Inns, to provide the appropriate property-specific operating systems (including reservation, phone, elevator, security, HVAC and other systems) and to provide it with financial information. Based on discussions with the third parties that are critical to the Partnership's business, including the Manager of its Inns, Host Marriott believes that these parties are in the process of studying their systems and the systems of their respective vendors and service providers and, in many cases, have begun to implement changes, to ensure that they are Year 2000 compliant. Host Marriott continues to receive verbal and written assurances that these third parties are, or will be, Year 2000 compliant on time. To the extent these changes impact property-level systems, the Partnership may be required to fund capital expenditures for upgraded equipment and software. The Partnership does not expect these charges to be material, but is committed to making these investments as required. To the extent that these changes relate to the Manager's centralized systems (including reservations, accounting, purchasing, inventory, personnel and other systems), the Partnership's management agreement generally provides for these costs to be charged to the Partnership's properties. Host Marriott expects that the Manager will incur Year 2000 costs for its centralized systems in lieu of costs related to system projects that otherwise would have been pursued and therefore, its overall level of centralized systems charges allocated to the Inns will not materially increase as a result of the Year 2000 compliance effort. Host Marriott believes that this deferral of certain system projects will not have a material impact on its future results of operations, although it may delay certain productivity enhancements at the Partnership's Inns. Host Marriott will continue to monitor the efforts of these third parties to become Year 2000 compliant and will take appropriate steps to address any non-compliance issues. The Partnership believes that in the event of material Year 2000 non-compliance, the Partnership will have the right to seek recourse against the Manager under its management agreement. The management agreement, however, generally does not specifically address the Year 2000 compliance issue. Therefore, the amount of any recovery in the event of Year 2000 non-compliance at a property, if any, is not determinable at this time.

Host Marriott will work with the third parties to ensure that appropriate contingency plans will be developed to address the most reasonably likely worst case Year 2000 scenarios, which may not have been identified fully. In particular, Host Marriott has had extensive discussions regarding the Year 2000 problem with Marriott International, Inc. ("MII"), the parent of the Manager of the Partnership's Inns. Due to the significance of MII to the Partnership's business, a detailed description of MII's state of readiness follows.

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

MII has grouped its systems and technology into three categories for purposes of Year 2000 compliance: (i) information resource applications and technology ("IT Applications") -- enterprise-wide systems supported by MII's centralized information technology organization ("IR"); (ii) Business-initiated Systems ("BIS") - systems that have been initiated by an individual business unit, and that are not supported by MII's IR organization; and (iii) Building Systems - non-IT equipment at properties that use embedded computer chips, such as elevators, automated room key systems and HVAC equipment. MII is prioritizing its efforts based on how severe an effect noncompliance would have on customer service, core business processes or revenues, and whether there are viable, non-automated fallback procedures ("System Criticality").

MII measures the completion of each phase based on documented and quantified results, weighted for System Criticality. As of June 18, 1999, the Awareness, Inventory, Assessment and Planning phases were complete for IT Applications, BIS, and Building Systems. For IT Applications, the Remediation/Replacement and Testing phases were 95% complete. Compliance Validation had been completed for approximately 85% of key systems, with most of the remaining work in its final stage. For BIS and Building Systems, Remediation/Replacement is substantially complete with a target date of September 1999. For BIS, Testing and Compliance Validation are in progress. Testing is over 95% complete for Building Systems for which approximately 5% require further remediation/replacement and re-testing, and Compliance Validation is in progress. Implementation and Quality Assurance is 80% complete for IT Applications. For BIS, Implementation is substantially complete while Quality Assurance is in progress. Both Implementation and Quality Assurance are in progress for Building Systems.

Year 2000 compliance communications with MII's significant third party suppliers, vendors and business partners, including its franchisees are ongoing. MII's efforts are focused on the connections most critical to customer service, core business processes and revenues, including those third parties that support the most critical enterprise-wide IT Applications, franchisees generating the most revenues, suppliers of the most widely used Building Systems and BIS, the top 100 suppliers, by dollar volume, of non-IT products, and financial institutions providing the most critical payment processing functions. Responses have been received from a majority of the firms in this group. A majority of these respondents have either given assurances of timely Year 2000 compliance or have identified the necessary actions to be taken by them or MII to achieve timely Year 2000 compliance for their products. Where MII has not received satisfactory responses it is addressing the potential risks of failure through its contingency planning process.

MII has established a common approach for testing and addressing Year 2000 compliance issues for its managed and franchised properties. This includes a guidance protocol for operated properties, and a Year 2000 "Toolkit" for franchisees containing relevant Year 2000 compliance information. MII is also utilizing a Year 2000 best-practices sharing system. MII is monitoring the progress of the managed and franchised properties towards Year 2000 compliance.

Risks. There can be no assurances that Year 2000 remediation by the Partnership or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Partnership, its business and its financial condition. The Partnership cannot predict the actual effects to it of the Year 2000 problem, which depends on numerous uncertainties such as: whether significant third parties properly and timely address the Year 2000 issue and whether broad-based or systemic economic failures may occur. Host Marriott is also unable to predict the severity and duration of any such failures, which could include disruptions in passenger transportation or transportation systems generally, loss of utility and/or telecommunications services, the loss or disruption of hotel and Inn reservations made on centralized reservations systems and errors or failures in financial transactions or payment processing systems such as credit cards. Due to the general uncertainty inherent in the Year 2000 problem and the Partnership's dependence on third parties, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership. Host Marriott's Year 2000 compliance program is expected to significantly reduce the level of uncertainty about the Year 2000 issue and Host Marriott believes that the possibility of significant interruptions of normal operations should be reduced.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Partnership does not hold any financial instruments for trading purposes. As of June 18, 1999, all of the Partnership's debt has a fixed interest rate.

However, the Partnership has a debt service guaranty advance that is sensitive to changes in interest rates. The interest recognized on the debt obligation is based on the prime rate, which was 7.75% at December 31, 1998 and at June 18, 1999. The interest rate, fair value, and future maturity associated with this debt obligation has not changed materially from the amount reported in the Partnership's annual report on Form 10-K.


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

On March 16, 1998, limited partners in several partnerships sponsored by Host Marriott, filed a lawsuit, styled Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. 98-CI-04092, in the 57th Judicial District Court of Bexar County, Texas against Marriott International, Inc. ("Marriott International"), Host Marriott, various of their subsidiaries, J.W. Marriott, Jr., Stephen Rushmore, and Hospitality Valuation Services, Inc. (collectively, the "Defendants"). The lawsuit now relates to the following limited partnerships: Courtyard by Marriott Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, Fairfield Inn by Marriott Limited Partnership, Desert Springs Marriott Limited Partnership, and Atlanta Marriott Marquis Limited Partnership (collectively, the "Six Partnerships"). The plaintiffs allege that the Defendants conspired to sell hotels to the Six Partnerships for inflated prices and that they charged the Six Partnerships excessive management fees to operate the Six Partnerships' hotels. The plaintiffs further allege that the Defendants committed fraud, breached fiduciary duties, and violated the provisions of various contracts. The plaintiffs are seeking unspecified damages. The Defendants, which do not include the Six Partnerships, believe that there is no truth to the plaintiffs' allegations and that the lawsuit is totally devoid of merit. The Defendants intend to vigorously defend against the claims asserted in the lawsuit. They have filed an answer to the plaintiffs' petition and asserted a number of defenses. A related case concerning Courtyard by Marriott II Limited Partnership, ("Courtyard II") was filed by the plaintiff's lawyers in the same court, involves similar allegations against the Defendants, and has been certified as a class action. As a result of this development, Courtyard II is no longer involved in the above-mentioned lawsuit, Case No. 98-CI-04092. In March of this year, Palm Investors and Equity Resources filed petitions to intervene in the Haas case with respect to units of Courtyard by Marriott Limited Partnership ("CBMI"). In response to these efforts, two other CBMI partners Jack
L. Walker and Murray F. Weiss, ("Walker & Weiss") filed a petition to intervene and certify the CBMI partners as a class. On April 29, 1999, the court denied this petition and refused to certify the CBMI case as a class action, because of a prior filed class action case involving CBMI in Delaware. Although the Six Partnerships have not been named as Defendants in the lawsuit, the partnership agreements relating to the Six Partnerships include an indemnity provision which requires the Six Partnerships, under certain circumstances, to indemnify the general partners against losses, judgments, expenses, and fees.

On April 1,  1999,  Equity  Resource  Fund X,  Equity  Resource  Fund XII,  Palm
Investors, L.L.C., and Repp Properties, L.P., limited partners in the Partnership and in Courtyard II, filed a derivative lawsuit on behalf of the Partnership and Courtyard II against Marriott International, Inc., Host Marriott Corporation, various of their subsidiaries, and several of their current and former executives. The plaintiffs filed this lawsuit in the 150th Judicial District of Bexar County, Texas and the case is styled Equity Resource Fund X, et al. v. CBM One Corporation, et al., Case No. 99-CI-04765. The plaintiffs allege that the defendants conspired to profit at the partnerships' expense by entering into agreements, including management agreements and ground leases, that were unfair and not commercially reasonable. The plaintiffs further allege, among other things, that the defendants committed fraud, breaches of fiduciary duties and violated provisions of the various agreements. The plaintiffs are seeking disgorgement of all fees and rents paid under the management agreements and leases, cancellation or reformation of these agreements, damages and replacement of the general partners. The defendants believe that there is no truth to the plaintiffs' allegations and that the lawsuit is totally devoid of merit. The defendants have filed an answer to the complaint, asserted a number of defenses, and intend to vigorously defend against the claims asserted in the derivative lawsuit. The derivative lawsuit is presently scheduled for trial on January 10, 2000.


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


                              COURTYARD BY MARRIOTT
                               LIMITED PARTNERSHIP

                                                     By:      CBM ONE LLC
                                                              General Partner



                  July 30, 1999                      By:      /s/ Earla L. Stowe
                                                              ------------------
                                                              Earla L. Stowe
                                                              Vice President and
                                                              Chief Accounting
                                                              Officer