Form 10-Q
period 1999-09-10
COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
filed 1999-10-25
CIK 813807

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED SEPTEMBER 10, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-15736

                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

    Delaware                                      52-1468081
-----------------------                 --------------------------------------
(State of Organization)                 (I.R.S. Employer Identification Number)
  10400 Fernwood Road, Bethesda, MD                      20817-1109
----------------------------------------            --------------------
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


                                TABLE OF CONTENTS

                                                                        PAGE NO.
                         PART I - FINANCIAL INFORMATION


       Item 1.    Financial Statements
                  Condensed Statement of Operations
                    Twelve and Thirty-Six Weeks Ended September 10, 1999
                      and September 11, 1998 (Unaudited)......................1

                  Condensed Balance Sheet
                    September 10, 1999 (Unaudited) and December 31, 1998......2

                  Condensed Statement of Cash Flows
                    Thirty-Six Weeks ended September 10, 1999
                      and September 11, 1998 (Unaudited)......................3

                  Notes to Condensed Financial Statements (Unaudited).........4

       Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................5

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk..9


                           PART II - OTHER INFORMATION

       Item 1.    Legal Proceedings..........................................10

       Item 6.    Exhibits and Reports on Form 8-K...........................11

                   PART I. FINANCIAL INFORMATION

                    ITEM 1. FINANCIAL STATEMENTS

             COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                  CONDENSED STATEMENT OF OPERATIONS
                              (Unaudited)
                (in thousands, except per unit amounts)



                                                             Twelve Weeks Ended                 Thirty-Six Weeks Ended
                                                       September 10,    September 11,       September 10,     September 11,
                                                           1999             1998                1999              1998
                                                     ----------------  ---------------    ----------------  ----------
REVENUES
   Hotel revenues
     Rooms...........................................$         44,145  $        43,486    $        133,109  $       129,961
     Food and beverage...............................           2,957            2,982               9,145            9,135
     Other...........................................           1,542            1,293               4,655            4,346
                                                     ----------------  ---------------    ----------------  ---------------
       Total hotel revenues..........................          48,644           47,761             146,909          143,442
                                                     ----------------  ---------------    ----------------  ---------------

OPERATING COSTS AND EXPENSES
   Hotel property-level costs and expenses
     Rooms...........................................          10,003            9,507              29,764           27,556
     Food and beverage...............................           2,702            2,688               8,200            7,813
     Other department costs and expenses.............             514              486               1,479            1,360
     Selling, administrative and other...............          11,093           11,063              33,394           32,648
                                                     ----------------  ---------------    ----------------  ---------------
       Total hotel property-level costs and expense..          24,312           23,744              72,837           69,377
   Depreciation......................................           4,425            4,058              13,243           12,145
   Base and Courtyard management fees................           2,918            2,865               8,814            8,606
   Incentive management fees.........................           2,233            2,278               6,765            7,078
   Ground rent, taxes and other......................           3,730            3,656              11,815           11,286
                                                     ----------------  ---------------    ----------------  ---------------

       Total operating costs and expenses............          37,618           36,601             113,474          108,492
                                                     ----------------  ---------------    ----------------  ---------------

OPERATING PROFIT.....................................          11,026           11,160              33,435           34,950
   Interest expense..................................          (5,894)          (6,046)            (17,852)         (18,374)
   Interest income...................................             363              215                 840              585
                                                     ----------------  ---------------    ----------------  ---------------

NET INCOME...........................................$          5,495  $         5,329    $         16,423  $        17,161
                                                     ================  ===============    ================  ===============

ALLOCATION OF NET INCOME
   General Partner...................................$            275  $           267    $            821  $           858
   Limited Partners..................................           5,220            5,062              15,602           16,303
                                                     ----------------  ---------------    ----------------  ---------------
                                                     $          5,495  $         5,329    $         16,423  $        17,161
                                                     ================  ===============    ================  ===============

NET INCOME PER LIMITED PARTNER UNIT
   (1,150 Units).....................................$          4,539  $         4,403    $         13,567  $        14,177
                                                     ================  ===============    ================  ===============



                                       See Notes to Condensed Financial Statements.

                                      COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                                                  CONDENSED BALANCE SHEET
                                                      (in thousands)



                                                                                         September 10,      December 31,
                                                                                              1999                1998
                                                                                           (unaudited)

                                                          ASSETS
   Property and equipment, net..........................................................$        288,525    $       297,189
   Due from Courtyard Management Corporation............................................           7,006              4,210
   Deferred financing costs, net of accumulated amortization............................           5,547              5,854
   Property improvement fund............................................................           8,408              5,475
   Restricted cash......................................................................           5,696              9,315
   Cash and cash equivalents............................................................          13,808              9,203
                                                                                        ----------------    ---------------

                                                                                        $        328,990    $       331,246
                                                                                        ================    ===============


                                        LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
   Mortgage debt........................................................................$        307,134    $       313,051
   Due to Marriott International, Inc. and affiliates...................................          19,223             19,384
   Debt service guaranty and accrued interest payable to
     Host Marriott Corporation..........................................................          14,606             14,208
   Incentive management fees due to Courtyard Management Corporation....................           3,928              5,653
   Accounts payable and accrued liabilities.............................................           3,376              3,750
                                                                                        ----------------    ---------------

         Total Liabilities..............................................................         348,267            356,046
                                                                                        ----------------    ---------------

PARTNERS' CAPITAL (DEFICIT)
   General Partner......................................................................             361                 85
   Limited Partners.....................................................................         (19,638)           (24,885)
                                                                                        ----------------    ---------------

         Total Partners' Deficit........................................................         (19,277)           (24,800)
                                                                                        ----------------    ---------------

                                                                                        $        328,990    $       331,246
                                                                                        ================    ===============







                                       See Notes to Condensed Financial Statements.


                                      COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                                             CONDENSED STATEMENT OF CASH FLOWS
                                                        (Unaudited)
                                                      (in thousands)



                                                                                               Thirty-Six Weeks Ended
                                                                                          September 10,       September 11,
                                                                                              1999                1998
                                                                                        ----------------    ----------
OPERATING ACTIVITIES
   Net income...........................................................................$         16,423    $        17,161
   Noncash items........................................................................          13,948             12,886
   Changes in operating accounts........................................................          (1,437)              (880)
                                                                                        -----------------    ---------------

         Cash provided by operating activities..........................................          28,934             29,167
                                                                                        ----------------    ---------------

INVESTING ACTIVITIES
   Additions to property and equipment, net.............................................          (4,579)            (7,987)
   Change in property improvement fund..................................................          (2,933)            (4,252)
                                                                                        ----------------    ---------------

         Cash used in investing activities..............................................          (7,512)           (12,239)
                                                                                        ----------------    ---------------

FINANCING ACTIVITIES
   Capital distributions................................................................         (10,900)            (9,680)
   Repayments of mortgage debt..........................................................          (5,917)            (5,462)
   Payment of financing costs...........................................................              --                 (2)
                                                                                        ----------------    ---------------

         Cash used in financing activities..............................................         (16,817)           (15,144)
                                                                                        ----------------    ---------------

INCREASE IN CASH AND CASH EQUIVALENTS...................................................           4,605              1,784

CASH AND CASH EQUIVALENTS at beginning of period........................................           9,203              5,450
                                                                                        ----------------    ---------------

CASH AND CASH EQUIVALENTS at end of period..............................................$         13,808    $         7,234
                                                                                        ================    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for mortgage interest......................................................$         18,584    $        19,036
                                                                                        ================    ===============










                                       See Notes to Condensed Financial Statements.

                                   COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                (Unaudited)


1.   Summary of Significant Accounting Policies

     The accompanying unaudited, condensed, interim financial statements have been prepared by the Courtyard By Marriott Limited Partnership (the "Partnership"). Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the unaudited, condensed, interim financial statements should be read in conjunction with the Partnership's financial statements and notes thereto included in the Partnership's Form 10-K for the fiscal year ended December 31, 1998.

     In the opinion of the Partnership, the accompanying unaudited, condensed financial statements reflect all adjustments necessary to present fairly the financial position of the Partnership as of September 10, 1999, and the results of operations for the twelve and thirty-six weeks ended September 10, 1999 and September 11, 1998 and cash flows for the thirty-six weeks ended September 10, 1999 and September 11, 1998. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

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

     Certain reclassifications were made to the prior year condensed financial statements to conform to current year presentation.

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

     The Partnership considered the impact of EITF 97-2 on its condensed financial statements and determined that EITF 97-2 requires the Partnership to include property-level sales and operating expenses of its Hotels in its condensed statement of operations. The Partnership has given retroactive effect to the adoption of EITF 97-2 in the accompanying condensed statement of operations. Application of EITF 97-2 to the condensed financial statements for the twelve and thirty-six weeks ended September 10, 1999 and September 11, 1998 increased both revenues and operating expenses by approximately $24.3 million and $72.8 million and $23.7 million and $69.4 million, respectively, and had no impact on operating profit or net income.

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

RESULTS OF OPERATIONS

Revenues. Revenues increased $883,000 and $3.5 million to $48.6 million and $146.9 million for the twelve and thirty-six weeks ended September 10, 1999, respectively. The increase in revenues was achieved primarily through an increase in the combined average room rate. The combined average room rate increased 3.3% to $90 for third quarter 1999 and 2.5% to $90 for year-to-date third quarter 1999 as compared to the same periods in 1998. The increase in average room rate is primarily due to continued efforts to increase weekday pricing.

Combined average occupancy decreased slightly to 81% for the twelve and thirty-six weeks ended September 10, 1999, when compared to the same periods in 1998. Occupancy decreased slightly due to increased competition and aggressive rate increases in some markets. REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved. REVPAR was $73 for the twelve and thirty-six weeks ended September 10, 1999, representing a slight increase when compared to the same periods in 1998.

Operating Costs and Expenses. For the twelve weeks ended September 10, 1999, the Partnership's operating costs and expenses increased $1.0 million to $37.6 million as compared to the same period in 1998. In addition, for the thirty-six weeks ended September 10, 1999, operating costs and expenses increased $5.0 million to $113.5 million. As a percentage of revenues, operating costs and expenses remained stable at 77% of revenues for the third quarter 1999 when compared to third quarter 1998. For year-to-date third quarter 1999, operating costs and expenses as a percentage of revenues increased from 76% of revenues for year-to-date third quarter 1998 to 77% of revenues for year-to-date third quarter 1999. The increase in operating costs and expenses was primarily due to an increase in depreciation expense and in hotel property-level costs and expenses as discussed below.

Depreciation expense increased $367,000 to $4.4 million and $1.1 million to $13.2 million for third quarter 1999 and for year-to-date third quarter 1999, respectively, when compared to the same periods in 1998. The increase in depreciation expense is due to the completion of more projects in the current year.

The Partnership's Hotel property-level costs and expenses increased $568,000 to $24.3 million and $3.5 million to $72.8 million for the twelve and thirty-six weeks ended September 10, 1999, respectively, when compared to the same periods in 1998. Hotel property-level costs and expenses are higher as salary and benefit expenses have increased as the Hotels endeavor to maintain competitive wage scales. In addition, food costs as well as marketing expenses increased in 1999 as compared to 1998. As a percentage of hotel revenues, property-level costs and expenses represented 50% of revenues for both third quarter 1999 and year-to-date third quarter 1999 as compared to 50% of revenues for third quarter 1998 and 48% of revenues for year-to-date third quarter 1998.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit decreased $134,000, or 1.2%, to $11.0 million, or 23% of revenues, for the twelve weeks ended September 10, 1999 from $11.2 million, or 23% of revenues for the twelve weeks ended September 11, 1998. In addition, operating profit decreased $1.5 million, or 4.3%, to $33.4 million, or 23% of revenues, for the thirty-six weeks ended September 10, 1999 from $34.9 million, or 24% of revenues, for the thirty-six weeks ended September 11, 1998.

Interest Expense. Interest expense decreased slightly to $5.9 million for the twelve weeks ended September 10, 1999 when compared to the same period in 1998 and decreased $522,000 to $17.9 million for the thirty-six weeks ended September 10, 1999 when compared to the same period in 1998 as a result of principal amortization on the Partnership's mortgage debt.

Net Income. As a result of the items discussed above, net income increased $166,000 to $5.5 million, or 11% of revenues for the twelve weeks ended September 10, 1999 when compared to $5.3 million, or 11% of revenues for the twelve weeks ended September 11, 1998. Net income for the thirty-six weeks ended September 10, 1999 decreased $738,000 to $16.4 million, or 11% of revenues when compared $17.2 million or 12% of revenues for the thirty-six weeks ended September 11, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financing needs have historically been funded through loan agreements with various lenders and Host Marriott Corporation ("Host Marriott"). The General Partner believes that the Partnership will have sufficient capital resources and liquidity to continue to conduct its business in the ordinary course.

Principal Sources and Uses of Cash

The Partnership's principal source of cash is from operations. Its principal uses of cash are to make debt service payments, fund the property improvement fund and to make distributions to the partners.

Cash provided by operating activities for the thirty-six weeks ended September 10, 1999 and September 11, 1998, was $28.9 million and $29.2 million, respectively.

Cash used in investing activities was $7.5 million for the first three quarters of 1999 and $12.2 million for the first three quarters of 1998. The decrease in investing activities was due to the decrease in capital expenditures related to the completion of 10-year rooms renovations at a majority of the Hotels prior to and during 1998. The Partnership used $4.6 million for capital expenditures during the first three quarters of 1999 compared to $8.0 million for the first three quarters of 1998.

The Partnership's investing activities also involve making contributions to the property improvement fund for the Hotels. Contributions to the property improvement fund increased to 6% of Hotel sales in 1999 from 5% in 1998. Contributions to the property improvement fund will remain at 6% through the end of the fiscal year 2000 and may be increased thereafter to 7% at the option of the Manager.

Cash used in  financing  activities  was $16.8  million and $15.1 million for the first three quarters of 1999 and 1998, respectively. During the thirty-six weeks ended September 10, 1999 and September 11, 1998, the Partnership repaid $5.9 million and $5.5 million, respectively, of principal on the mortgage debt. Cash used in financing activities also included $10.9 million and $9.7 million of cash distributions to the partners during the thirty-six weeks ended September 10, 1999 and September 11, 1998, respectively.

Strategy for Liquidity

During 1999, the General Partner has been working with a major investment banking firm to explore alternatives to provide liquidity for the partners in the Partnership while securing the highest possible value for the limited partners. More than 70 prospective purchasers were contacted and Partnership financial information was made available to a number of them for their review and analysis on a confidential basis. Due to the large number of Hotels in the Partnership, many prospective purchasers did not have the ability to consummate a transaction of this size. At this time, the General Partner and the investment banking firm continue in their efforts to develop a transaction that would be acceptable to a majority of the limited partners. Many factors, the most important being the operating performance trends of the Hotels over the next few months, will impact these efforts. The General Partner can make no assurances as to the outcome of these efforts.

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

Host Marriott, general partner of Host Marriott L.P., which owns directly and indirectly, more than 95% of the economic interest of the General Partner, including the 1% managing member interest, has adopted the compliance program because it recognizes the importance of minimizing the number and seriousness of any disruptions that may occur as a result of the Year 2000 issue. Host Marriott's compliance program includes an assessment of Host Marriott's hardware and software computer systems and embedded systems, as well as an assessment of the Year 2000 issues relating to third parties with which Host Marriott has a material relationship or whose systems are material to the operations of the Partnership's Hotels. Host Marriott's efforts to ensure that its computer systems are Year 2000 compliant have been segregated into two separate phases: in-house systems and third-party systems.

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

Third-Party  Systems.  The  Partnership  relies upon  operational and accounting systems  provided by third  parties,  primarily  the  Manager of its Hotels,  to provide the appropriate property-specific operating systems (including reservation, phone, elevator, security, HVAC and other systems) and to provide it with financial information. Based on discussions with the third parties that are critical to the Partnership's business, including the Manager of its Hotels, Host Marriott believes that these parties are in the process of studying their systems and the systems of their respective vendors and service providers and, in many cases, have begun to implement changes, to ensure that they are Year 2000 compliant. Host Marriott continues to receive verbal and written assurances that these third parties are, or will be, Year 2000 compliant on time. To the extent these changes impact property-level systems, the Partnership may be required to fund capital expenditures for upgraded equipment and software. The Partnership does not expect these charges to be material, but is committed to making these investments as required. To the extent that these changes relate to the Manager's centralized systems (including reservations, accounting, purchasing, inventory, personnel and other systems), the Partnership's management agreement generally provides for these costs to be charged to the Partnership's properties. Host Marriott expects that the Manager will incur Year 2000 costs in lieu of costs related to system projects that otherwise would have been pursued and therefore, its overall level of centralized systems charges allocated to the Hotels will not materially increase as a result of the Year 2000 compliance effort. Host Marriott believes that this deferral of certain system projects will not have a material impact on its future results of operations, although it may delay certain productivity enhancements at the Partnership's Hotels. Host Marriott will continue to monitor the efforts of these third parties to become Year 2000 compliant and will take appropriate steps to address any non-compliance issues. The Partnership believes that in the event of material Year 2000 non-compliance, the Partnership will have the right to seek recourse against the Manager under its management agreement. The management agreement, however, generally does not specifically address the Year 2000 compliance issue. Therefore, the amount of any recovery in the event of Year 2000 non-compliance at a property, if any, is not determinable at this time.

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

MII measures the  completion  of each phase based on documented  and  quantified results, weighted for System Criticality. As of September 10, 1999, the Awareness, Inventory, Assessment and Planning phases were complete for IT Applications, BIS, and Building Systems. For IT Applications, the Remediation/Replacement and Testing phases were 95% complete. Compliance Validation had been completed for over 90% of key systems, with most of the remaining work in its final stage. For BIS and Building Systems, Remediation/Replacement is over 95% complete. For BIS, Testing is approximately 80% complete and Compliance Validation is in progress. Testing is over 95% complete for Building Systems and Compliance Validation is in progress. Implementation is approximately 85% complete and Quality Assurance is 80% complete for IT Applications. For BIS, Implementation is over 95% complete and Quality Assurance is in progress. Implementation is over 95% complete and Quality Assurance is in progress for Building Systems.

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

MII has established a common approach for testing and addressing Year 2000 compliance issues for its managed and franchised properties. This includes guidance for operated properties, and a Year 2000 "Toolkit" for franchisees containing relevant Year 2000 compliance information. MII is also utilizing a Year 2000 best-practices sharing system. MII is monitoring the progress of the managed and franchised properties towards Year 2000 compliance.

Risks. There can be no assurances that Year 2000 remediation by the Partnership or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Partnership, its business and its financial condition. The Partnership cannot predict the actual effects to it of the Year 2000 problem, which depends on numerous uncertainties such as: whether significant third parties properly and timely address the Year 2000 issue and whether broad-based or systemic economic failures may occur. Host Marriott is also unable to predict the severity and duration of any such failures, which could include disruptions in passenger transportation or transportation systems generally, loss of utility and/or telecommunications services, the loss or disruption of hotel reservations made on centralized reservations systems and errors or failures in financial transactions or payment processing systems such as credit cards. Due to the general uncertainty inherent in the Year 2000 problem and the Partnership's dependence on third parties, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership. Host Marriott's Year 2000 compliance program is expected to significantly reduce the level of uncertainty about the Year 2000 issue and Host Marriott believes that the possibility of significant interruptions of normal operations should be reduced.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Partnership does not hold any financial instruments for trading purposes. As of September 10, 1999, all of the Partnership's debt has a fixed interest rate.

However, the Partnership has a debt service guaranty advance that is sensitive to changes in interest rates. The interest recognized on the debt obligation is based on the prime rate, which was 7.75% at December 31, 1998 and 8.25% at September 10, 1999. The interest rate, fair value, and future maturity associated with this debt obligation has not changed materially from the amount reported in the Partnership's annual report on Form 10-K.


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

Marvin Schick and Jack Hirsch, the plaintiffs in a class action lawsuit styled Marvin Schick, et al. v. Host Marriott Corporation, et al., Civil Action No. 15991, filed their complaint on October 16, 1997 in Delaware Chancery Court against the General Partner, the Manager and certain of their respective affiliates, officers and directors. The plaintiffs claim that the General Partner agreed to decrease the owner's priority under the Management Agreement for the benefit of the Manager without obtaining the consent of the limited partners. The lawsuit includes claims against Host Marriott Corporation ("Host Marriott") and the General Partner for breach of contract and breach of fiduciary duty, and against Marriott International, Inc. and the Manager for interference with contract and aiding and abetting in the breach of fiduciary duties. The General Partner believes that the change in the Management Agreement did not require limited partner approval, because, among other things, it did not result in an increase in compensation to the Manager. The defendants filed answers to the plaintiffs' complaint and asserted a number of defenses. The parties to this lawsuit have reached a tentative agreement to settle the matter and are in the process of finalizing the settlement.

On March 16, 1998, limited partners in several partnerships sponsored by Host Marriott, filed a lawsuit, styled Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. 98-CI-04092, in the 57th Judicial District Court of Bexar County, Texas against Marriott International, Inc. ("Marriott International"), Host Marriott, various of their subsidiaries, J.W. Marriott, Jr., Stephen Rushmore, and Hospitality Valuation Services, Inc. (collectively, the "Defendants"). The lawsuit now relates to the following limited partnerships: Courtyard by Marriott Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, Fairfield Inn by Marriott Limited Partnership, Host DSM Limited Partnership (formerly known as Desert Springs Marriott Limited Partnership) and Atlanta II Limited Partnership (formerly known as Atlanta Marriott Marquis Limited Partnership), collectively, the "Six Partnerships". The plaintiffs allege that the Defendants conspired to sell hotels to the Six Partnerships for inflated prices and that they charged the Six Partnerships excessive management fees to operate the Six Partnerships' hotels. The plaintiffs further allege that the Defendants committed fraud, breached fiduciary duties, and violated the provisions of various contracts. The plaintiffs are seeking unspecified damages. The Defendants believe that there is no truth to the plaintiffs' allegations and that the lawsuit is totally devoid of merit. The Defendants intend to vigorously defend against the claims asserted in the lawsuit. They have filed answers to the plaintiffs' petition and asserted a number of defenses. A related case concerning Courtyard by Marriott II Limited Partnership ("Courtyard II") was filed by the plaintiff's lawyers in the same court, involves similar allegations against the Defendants, and has been certified as a class action. As a result of this development, Courtyard II is no longer included in the above-referenced Haas lawsuit, Case No. 98-CI-04092. The Courtyard II case is presently scheduled for trial on January 3, 2000. In March of this year, Palm Investors and Equity Resources, assignees of a number of limited partnership units acquired through various tender offers, filed petitions to intervene in the Haas case with respect to their units of the Partnership. In response to these efforts, two other of the Partnership's partners, Jack L. Walker and Murray F. Weiss ("Walker & Weiss"), filed a petition to intervene and certify a class comprised of the Partnership's partners. On April 29, 1999, the court denied this motion and refused to certify the class, because of the prior-filed Schick case in Delaware, Civil Action No. 15991. Although only four of the Six Partnerships have been named as nominal defendants in the lawsuit, the partnership agreements relating to all Six Partnerships include an indemnity provision which requires the Six Partnerships, under certain circumstances, to indemnify the general partners against losses, judgments, expenses, and fees.

On April 1,  1999,  Equity  Resource  Fund X,  Equity  Resource  Fund XII,  Palm
Investors, L.L.C., and Repp Properties, L.P., limited partners in the Partnership and in Courtyard II, filed a derivative lawsuit on behalf of the Partnership and Courtyard II against Marriott International, Inc., Host Marriott, various of their subsidiaries, and several of their current and former executives. The plaintiffs filed this lawsuit in the 150th Judicial District of Bexar County, Texas and the case was styled Equity Resource Fund X, et al. v. CBM One Corporation, et al., Case No. 99-CI-04765. The plaintiffs alleged that the defendants conspired to profit at the partnerships' expense by entering into agreements, including management agreements and ground leases, that were unfair and not commercially reasonable. The plaintiffs further alleged, among other things, that the defendants committed fraud, breached fiduciary duties, and violated provisions of the various agreements. The plaintiffs sought disgorgement of all fees and rents paid under the management agreements and leases, cancellation or reformation of these agreements, damages, and replacement of the general partners. Because the General Partner believed that there was no truth to the plaintiffs' allegations and that the lawsuit was totally devoid of merit, it appointed a special litigation committee (the "SLC") under Delaware law on August 17, 1999, consisting of The Honorable William Webster and The Honorable Charles Renfrew, to (i) analyze the facts and circumstances surrounding the plaintiffs' claims; (ii) determine whether or not prosecution of such claims are in the best interests of the Partnership; and
(iii) decide what action the Partnership should take with respect to such claims. The law firm of Milbank, Tweed, Hadley & McCoy is representing the SLC and assisting the SLC in its investigation. As a result of this development, the defendants filed a motion to stay this proceeding pending the completion of the SLC's investigation. In response to this motion, the plaintiffs took a non-suit, effectively dismissing the case, on August 25, 1999.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits:

         None.

b. Reports on Form 8-K:

         A Form 8-K was filed with the Securities and Exchange Commission on September 14, 1999. This filing, Item 5--Other Events, discloses that on September 9, 1999 the General Partner sent to the limited partners of the Partnership a letter that accompanied the Partnership's Quarterly Report on Form 10-Q. The letter disclosed the quarterly activities of the Partnership and informed the limited partners that Partnership financial information was made available to prospective purchasers for their review and analysis. A copy of the letter was included as an Item 7--Exhibit in this Form 8-K filing.

                                                         SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                              COURTYARD BY MARRIOTT LIMITED PARTNERSHIP

                                                     By:      CBM ONE LLC
                                                              General Partner




October 25, 1999                                 By:      /s/ Earla L. Stowe
                                                          ------------------
                                                              Earla L. Stowe
                                                              Vice President