Form 10-K
period 1999-12-31
COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
filed 2000-03-28
CIK 813807

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-K

                |X| Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1999

                                       OR

              |_| Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission File Number: 0-15736

                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP

             (Exact name of registrant as specified in its charter)

                   Delaware                             52-1468081
------------------------------------------------------------------------------
       (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)               Identification No.)


             10400 Fernwood Road
              Bethesda, Maryland                         20817
-----------------------------------------------------------------------------
   (Address of principal executive offices)           (Zip Code)

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


                       Documents Incorporated by Reference
                                      None

==============================================================================

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

Item 3.       Legal Proceedings...............................................7

Item 4.       Submission of Matters to a Vote of Security Holders.............8

                                     PART II

Item 5.       Market For The Partnership's Limited Partnership Units
                and Related Security Holder Matters...........................8

Item 6.       Selected Financial Data.........................................9

Item 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations.....................................9

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk.....15

Item 8.       Financial Statements and Supplementary Data....................16

Item 9.       Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.....................................28

                                    PART III

Item 10.      Directors and Executive Officers...............................29

Item 11.      Management Remuneration and Transactions.......................30

Item 12.      Security Ownership of Certain Beneficial Owners and Management.30

Item 13.      Certain Relationships and Related Transactions.................31

                                     PART IV

Item 14.      Exhibits, Supplemental Financial Statement Schedules
                and Reports on Form 8-K......................................34

                                     PART I

ITEM 1.           BUSINESS

Description of the Partnership

Courtyard by Marriott Limited Partnership, a Delaware limited partnership (the "Partnership"), was formed on July 15, 1986 to acquire and own 50 Courtyard by Marriott hotels (the "Hotels") and the respective fee or leasehold interests in the land on which the Hotels are located. The Hotels are located in 16 states and contain a total of 7,223 guest rooms as of December 31, 1999. The Partnership commenced operations on August 20, 1986 and will terminate on December 31, 2086, unless earlier dissolved.

The Partnership is engaged solely in the business of owning and operating hotels and therefore is engaged in one industry segment. The principal offices of the Partnership are located at 10400 Fernwood Road, Bethesda, Maryland 20817.

The Hotels are operated as part of the Courtyard by Marriott system and are managed by Courtyard Management Corporation (the "Manager"), a wholly-owned subsidiary of Marriott International, Inc. ("MII"). As part of the Partnership's debt refinancing in March 1997, the two Operating Agreements were converted into a single management agreement (the "Management Agreement") effective January 4, 1997. The initial term of the Management Agreement expires at the end of 2017. The Manager can extend the Management Agreement for up to four successive periods of ten years each. The Hotels have the right to use the Courtyard by Marriott name pursuant to the Management Agreement and, if the Management Agreement is terminated or not renewed, the Partnership would lose that right for all purposes (except as part of the Partnership's name). See Item 13 "Certain Relationships and Related Transactions."

The Partnership may terminate the Management Agreement if, during any three consecutive years, specified minimum operating results are not achieved. However, the Manager may prevent termination by paying the Partnership the amount by which the minimum operating results were not achieved. In addition, upon the sale of a Hotel, the Partnership may terminate the Management Agreement with respect to that Hotel with payment of a termination fee. Prior to December 31, 2001, a maximum of fifteen Hotels can be sold free and clear of the Management Agreement with payment of the termination fee. The termination fee is calculated by the Manager as the net present value of reasonably anticipated future incentive management fees.

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

Organization of the Partnership

On August 20, 1986 (the "Closing Date"), 1,150 units of limited partnership interests (the "Units") in the Partnership, representing a 95% interest in the Partnership, were sold in a private placement offering. The offering price per Unit was $100,000. On August 20, 1986, the general partner made capital contributions consisting of $1,211,000 in cash and land on which certain of the Hotels are located valued at $4,842,000 for its 5% general partner interest. Twenty-eight of the Hotels were conveyed to the Partnership in 1986, twenty-one Hotels in 1987 and the final Hotel in January 1988.

On April 17, 1998, Host Marriott Corporation ("Host Marriott"), the parent of CBM One, as defined below, announced that its Board of Directors authorized the company to reorganize its business operations so as to qualify as a real estate investment trust ("REIT") to become effective as of January 1, 1999 (the "REIT Conversion"). On December 29, 1998, Host Marriott announced that it had completed substantially all the steps necessary to complete the REIT Conversion and expected to qualify as a REIT under the applicable Federal income tax laws beginning January 1, 1999. In connection with the REIT Conversion, Host Marriott contributed substantially all of its hotel assets to a newly-formed partnership, Host Marriott, L.P. ("Host LP").

Prior to December 24, 1998 the sole general partner of the Partnership, with a 5% interest was CBM One Corporation ("CBM One"), a wholly owned subsidiary of Host Marriott. In connection with Host Marriott's REIT Conversion, the following steps occurred. Host Marriott formed CBM One LLC, a Delaware single member limited liability company, having three classes of member interests (Class A - 1% economic interest, managing; Class B - 98% economic interest, non-managing; Class C - 1% economic interest, non-managing). The Class B interests are entitled to exercise all voting/other rights with respect to the corporate stock owned directly or indirectly by the Partnership. CBM One merged into CBM One LLC on December 24, 1998 and CBM One ceased to exist. On December 28, 1998, Host Marriott contributed its entire interest in CBM One LLC to Host LP, which is owned 78% by Host Marriott and 22% by outside partners. Finally, on December 30, 1998, Host LP contributed its 98% Class B interest and its 1% Class C interest in CBM One LLC to Rockledge Hotel Properties, Inc. ("Rockledge"), a Delaware corporation which is owned 95% by Host LP (economic non-voting interest) and 5% by Host Marriott Statutory/Charitable Employee Trust (100% voting interest), a Delaware statutory business trust. As a result, the sole general partner of the Partnership is CBM One LLC (the "General Partner"), with a Class A 1% managing economic interest owned by Host LP, a Class B 98% and Class C 1% non-managing economic interests owned by Rockledge.

Debt

On March 21, 1997 (the "Refinancing Date") both the mortgage debt on 49 of the Partnership's Hotels (the "49 Hotels Loan") and the mortgage debt on the Windsor CT Hotel (the "Windsor Loan") were refinanced. The total amount of the debt was increased from $280.8 million to $325.0 million. The $44.2 million of excess refinancing proceeds were used to: (i) make a $7 million contribution to the property improvement fund to cover anticipated shortfalls; (ii) pay approximately $7 million of refinancing costs; and (iii) make a $30.2 million partial return of capital distribution to the partners. The loan ("50 Hotels Loan") is non-recourse and requires monthly payments of interest at a fixed rate of 7.865% and principal based on a 20-year amortization schedule. The loan has a scheduled maturity of April 10, 2012; however, the loan maturity can be extended for an additional five years. During the extended loan term, the loan bears interest at an Adjusted Rate, as defined, and all cash flow, from Partnership operations will be used to amortize the principal balance of the loan. As of December 31, 1999, the principal balance of the loan was $305.1 million.

The refinanced mortgage loan is secured by first mortgages on all 50 of the Partnership's Hotels, related personal property, and the land on which the Hotels are located or an assignment of the Partnership's interest under the land leases. No guarantees have been provided by Host Marriott or MII. As additional security, affiliates of MII, as the land lessors, agreed to continue to subject their ownership interest as well as receipt of ground rent to debt service on the mortgage loan.

Material Contracts

Management Agreement

The primary provisions of the Management Agreement are discussed in Item 13, "Certain Relationships and Related Transactions."

Ground Leases

The land on which 31 of the Hotels are located is leased from affiliates of MII. In addition, two of the Hotels are located on land leased from third parties. The land leases have remaining terms (including renewal options) expiring between the years 2058 and 2081. The MII land leases and the third party land leases provide for rent based on specific percentages (from 2% to 9.75%) of gross sales in certain categories, subject to minimum amounts. The minimum rentals are adjusted at various anniversary dates throughout the lease terms, as defined in the agreements. For December 31, 1999 and 1998, the Partnership paid a total of $8.4 million and $8.3 million in ground rent, respectively. See Item 2 "Properties" for a listing of Hotels that have ground leases.

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

Significant competitors in the moderately priced lodging segment include Holiday Inn, Ramada Inn, Four Points by Sheraton, Hampton Inn and Hilton Garden Inns. The lodging industry in general, and the moderately priced segment in particular, is highly competitive, but the degree of competition varies from location to location. An increase in supply growth began in 1996 with the introduction of a number of new national brands. It is expected that Courtyard will continue outperforming both national and local competitors. The brand is continuing to carefully monitor the introduction of new mid-priced brands including Wingate Hotels, Hilton Garden Inns, Four Points by Sheraton, AmeriSuites, Hampton Inn and Hampton Inn and Suites.

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

ITEM 2.  PROPERTIES

Introduction

The properties consisted of 50 Courtyard by Marriott hotels as of December 31, 1999. The Hotels range in age between 12 and 17 years. The Hotels are geographically diversified among 16 states, and no state has more than nine Hotels.

The  lodging  industry  in  general,  and  the   moderately-priced   segment  in
particular, is highly competitive, but the degree of competition varies from location to location. See Item 1 "Business--Competition."

The following table sets forth certain information related to the Hotels.

                              COURTYARD BY MARRIOTT
                           LIMITED PARTNERSHIP HOTELS
                              (50 Courtyard Hotels)


Location                                   Rooms

Alabama
   Montgomery (1)                               146

Arizona
   Phoenix Airport (1)                          145

California
   Buena Park (1)                               145
   Fremont (1)                                  146
   Pleasanton                                   145
   Sacramento-Rancho Cordova                    144
   San Francisco Airport (2)                    147
   Santa Ana (1)                                145

Connecticut
   Windsor (1)                                  149

Florida
   Melbourne (1)                                146
   Miami Airport-West (1)                       145
   Tallahassee (1)                              154

Georgia
   Atlanta-Delk Road (1)                        146
   Atlanta-Executive Park (1)                   145
   Atlanta-Northlake (2)                        128
   Atlanta-Peachtree Corners                    131
   Atlanta-Peachtree Dunwoody                   128
   Atlanta-Windy Hill                           127
   Augusta                                      130
   Columbus                                     139
   Savannah                                     144

Illinois
   Naperville (1)                               147

Maryland
   Hunt Valley (1)                              146
   Landover                                     152
   Rockville (1)                                147


Location                                     Rooms

Michigan
    Dearborn (1)                                  147
    Southfield                                    147
    Troy                                          147
    Warren                                        147

North Carolina
    Charlotte-Arrowood Road (1)                   146
    Raleigh-Wake Forest Road                      153

New York
    Tarrytown                                     139

Ohio
    Cincinnati-Blue Ash (1)                       149
    Columbus-Dublin (1)                           147
    Columbus-Worthington (1)                      145

Pennsylvania
    Valley Forge (1)                              150

Tennessee
    Brentwood (1)                                 145
    Memphis-Park Avenue East (1)                  146

Texas
    Arlington                                     147
    Bedford (1)                                   145
    Dallas-Addison (1)                            145
    Dallas-Las Colinas                            147
    Dallas-LBJ Northwest (1)                      146
    San Antonio Airport (1)                       145
    San Antonio-Medical Center (1)                146

Virginia
    Fair Oaks                                     144
    Herndon (1)                                   146
    Hampton (1)                                   146
    Richmond (1)                                  145
    Virginia Beach (1)                            146
                                            ---------

Total rooms:                                    7,223
                                            =========

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

On March 9, 2000, the Defendants entered into a settlement agreement with counsel to the plaintiffs to resolve the Haas and Courtyard II litigation. The settlement would also resolve the Schick case referred to above. The settlement is subject to numerous conditions, including partnership agreement amendments, participation thresholds, court approval and various consents. Under the terms of the settlement, the limited partners of the Partnership who elect to participate would be paid $134,130 per Unit ($154,249,500 in the aggregate, if the holders of all Units participate) in exchange for the conveyance of all limited partner Units to a joint venture to be formed between affiliates of Host Marriott and MII, dismissal of the litigation and a complete release of all claims. This amount would be reduced by the amount of attorneys' fees awarded by the court. Limited partners who opt out of the settlement would have their interests in the Partnership converted into the right to receive the value of their interests in cash (excluding any amount related to their claims against the Defendants and retain their individual claims against the Defendants). The Defendants may terminate the settlement if the holders of more than 10% of the Partnership's 1,150 limited partner Units choose not to participate, if the holders of more than 10% of the limited partner units in any one of the other partnerships involved in the litigation choose not to participate or if certain other conditions are not satisfied. The Manager will continue to manage the Partnership's Hotels under long-term agreements. The details of the settlement will be contained in a court-approved notice and purchase offer/consent solicitation to the Partnership's limited partners.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Transfers of Units are limited to the first date of each accounting period and may be made only to accredited investors. All transfers are subject to approval by the General Partner. As of December 31, 1999, there were 1,076 holders (including holders of half-units) of record of the Partnership's 1,150 Units.

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

As of December 31, 1999, the Partnership has distributed a total of $4.9 million to the General Partner and $92.2 million to the limited partners ($80,181 per limited partner unit) since inception. Included in the $80,181 of distributions per limited partner unit was a $4,000 distribution per limited partner unit from excess refinancing proceeds that was distributed to the partners in 1988 and the $25,000 per limited partner unit from 1997 excess refinancing proceeds. During 1999, the Partnership distributed $666,000 to the General Partner and $12.7 million ($3,000 and $8,000 per limited partner unit from 1998 and 1999 operations, respectively) to the limited partners. An additional $3,500 per limited partner unit from 1999 operations was distributed in February 2000.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data presents historical operating information of the Partnership for each of the five years in the period ended December 31, 1999 presented in accordance with accounting principles generally accepted in the United States (in thousands, except per unit amounts):

                                                               1999         1998          1997         1996         1995
                                                            -----------  -----------  -----------  -----------  --------
Income Statement Data:

   Revenues.................................................$   206,074  $   201,250  $   189,552  $   181,639  $   170,799

   Operating Profit.........................................     43,896       44,276       40,683       35,985       30,752

   Net income...............................................     19,601       18,885       27,813       13,454        4,988

   Net income per limited partner unit (1,150 Units)........     16,192       15,601       22,976       11,114        4,120

Balance Sheet Data:

   Total assets.............................................$   328,860  $   331,246  $   331,406  $   330,509  $   338,740

   Total liabilities........................................    347,321      356,046      362,991      349,839      369,224

   Cash distributions per limited partner unit (1,150 Units)     11,000       10,000       35,000        2,000           --



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain matters discussed in this Form 10-K include forward-looking statements and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. The cautionary statements set forth in reports filed under the Securities Act of 1934 contained important factors with respect to such forward-looking statements, including: (i) national and local economic and business conditions that will affect, among other things, demand for products and services at the Hotels and other properties, the level of room rates and occupancy that can be achieved by such properties and the availability and terms of financing; (ii) the ability to compete effectively in areas such as access, location, quality of accommodations and room rate structures; (iii) changes in travel patterns, taxes and government regulations which influence or determine wages, prices, construction procedures and costs; (iv) governmental approvals, actions and initiatives including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof; and (v) the effects of tax legislative action. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained or that any deviations will not be material. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

GENERAL

The following discussion and analysis addresses results of operations for the fiscal years ended December 31, 1999, 1998 and 1997. During the period from 1997 through 1999, the Partnership's total revenues grew from $189.6 million to $206.1 million. Growth in room sales, and thus hotel sales, was driven primarily by growth in room revenue per available room ("REVPAR"). REVPAR is a commonly used indicator of market performance for hotels which represents the combination of daily room rate charged and the average daily occupancy achieved. REVPAR does not include food and beverage or other ancillary revenues generated by the property. During the period from 1998 through 1999, the Hotels' combined average room rate increased by $3 to $90, while the combined average occupancy decreased by 1% to approximately 79%.

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

RESULTS OF OPERATIONS

The following table shows selected combined operating and financial statistics for the Hotels.

                                                                                    Year Ended December 31,
                                                                            1999            1998           1997
                                                                         -----------    -----------     -------
Combined average occupancy...............................................      79.1%          79.7%           80.0%
Combined average daily room rate.........................................$     89.54    $     87.09     $     81.10
REVPAR $.................................................................$     70.83    $    69.41      $     64.88


1999 Compared to 1998:

Revenues. Revenues increased $4.8 million, or 2%, to $206.1 million in 1999 from $201.3 million in 1998 as a result of the slight growth in REVPAR of 2%. The increase in REVPAR was primarily the result of a 3% increase in the combined average room rate to approximately $90, which was partially offset by a one percentage point decrease in the combined average occupancy to 79%. Additionally, other revenues increased $565,000.

Operating Costs and Expenses. Operating costs and expenses increased $5.2 million, or 3%, to $162.2 million in 1999 from $157.0 million in 1998, primarily reflecting an increase in base and Courtyard management fees associated with increased revenues and operating profit as well as an increase in property-level costs and expenses. Insurance and other expenses increased due to an increase in general and administrative expenses. As a percentage of hotel revenues, operating costs and expenses represented 79% of revenues for 1999 and 78% in 1998.

Total Hotel Property-Level Costs and Expenses. The 1999 total hotel property-level costs and expenses increased $4.2 million, or 4%. Rooms costs, food and beverage costs, and selling, administrative and other expenses each increased in 1999. The overall increase in hotel property-level costs and expenses is due to an increase in salary and benefits as the Hotels endeavor to maintain competitive wage scales.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit decreased $380,000 to $43.9 million, or 21% of total revenues, in 1999 from $44.3 million, or 22% of total revenues, in 1998.

Interest Expense. Interest expense decreased $637,000 to $25.7 million in 1999 from $26.3 million in 1998 from the decrease in principal as a result of principal payments of $8 million on the mortgage debt.

Net Income. Net income increased $716,000 to $19.6 million, or 10% of total revenues, in 1999 from $18.9 million, or 9% of total revenues, in 1998 as a result of the items discussed above.

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

Interest Expense. Interest expense increased $315,000 to $26.3 million in 1998 from $26.0 million in 1997 from the increase in the debt principal balance as a result of the 1997 debt refinancing.

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

CAPITAL RESOURCES AND LIQUIDITY

The Partnership's financing needs have historically been funded through loan agreements with independent financial institutions. The General Partner believes that cash from Hotel operations will be sufficient to make the required debt service payments, to fund the current capital expenditure needs of the Hotels as well as to make cash distributions to the limited partners.

Principal Sources and Uses of Cash

The Partnership's principal source of cash is cash from operations. Cash provided by operations was $37.1 million, $38.1 million and $27.2 million for the years ended 1999, 1998 and 1997, respectively. The decrease in cash from operations from 1998 to 1999 was primarily due to a 3% increase in operating costs and expenses.

The Partnership's cash investing activities consist primarily of contributions to the property improvement fund and capital expenditures for improvements to existing Hotels. Cash used in investing activities was $10.2 million, $14.9 million and $16.8 million for 1999, 1998 and 1997, respectively. As part of the debt refinancing, contributions to the property improvement fund remained at 5% of gross Hotel sales through 1998 and were increased by the Manager to 6% in 1999 and 2000 and may be increased to 7% in 2001 if the current contribution of 6% of gross Hotel sales is insufficient to make the replacements, renewals and repairs necessary to maintain the Hotels in accordance with the Manager's standards for Courtyard by Marriott hotels. Capital expenditures for hotel improvements were $7.8 million, $11.1 million and $23.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. During 1997, a majority of the Partnership's Hotels underwent room renovations and replacements.

The   Partnership's   financing   activities   primarily   consist   of  capital
distributions to its partners, repayments of debt and payment of financing costs, as well as the refinancing of the Partnership's mortgage debt. Cash used in financing activities was $21.2 million, $19.5 million and $17.7 million for 1999, 1998 and 1997, respectively. During 1999, 1998 and 1997 the Partnership paid cash distributions of $13.3 million, $12.1 million and $40.1 million, respectively. Cash distributions in 1997 included a $25,000 per limited partnership Unit return of investment from refinancing proceeds.

In February 1997, the Partnership repaid $8.2 million in principal on the 49 Hotels Loan with cash flow from 1996 operations. On March 21, 1997, the Partnership repaid $280.8 million in principal on the 49 Hotels Loan and the Windsor Loan from the proceeds of the debt refinancing. In addition, from March 22, 1997 through December 31, 1997, the Partnership repaid $4.6 million in principal on the refinanced debt. During 1999 and 1998, the Partnership repaid $8.0 million and $7.4 million, respectively, in principal on the refinanced debt. The Partnership also paid $24.6 million, $25.3 million and $24.8 million of interest on its mortgage debt in 1999, 1998 and 1997, respectively.

Pursuant to the terms of the 50 Hotels Loan, the Partnership is required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes for each Hotel if the credit rating of MII is downgraded by Standard and Poor's Rating Services. The assumption of additional debt associated with MII's acquisition of the Renaissance Hotel Group N.V. resulted in a single downgrade of MII's long-term senior unsecured debt effective April 1997. The escrow reserve is included in restricted cash and the resulting tax and insurance liability is included in accounts payable and accrued liabilities in the accompanying balance sheet, as of December 31, 1999.

In addition, in connection with the 50 Hotels Loan, the Partnership was also required to reserve one month's debt service in a separate escrow account. The debt service reserve is included in restricted cash in the accompanying balance sheet.

Debt

In March 1997, the Partnership refinanced all of its outstanding mortgage debt. The total amount of debt increased from $280.8 million to $325.0 million. The $44.2 million of excess financing proceeds were used to make a $7 million contribution to the property improvement fund, a $30.2 million partial return of capital distribution to the partners and to pay $7 million of refinancing costs. The non-recourse loan matures on April 10, 2012, requires principal amortization on a 20-year term and carries a fixed interest rate of 7.865%.

The land on which 31 of the Hotels are located is leased from affiliates of MII. In addition, two of the Hotels are located on land leased from third parties. The land leases have remaining terms (including renewal options) expiring between the years 2058 and 2081. The MII land leases and the third party land leases provide for rent based on specific percentages (from 2% to 9.75%) of gross sales in certain categories, subject to minimum amounts. The minimum rentals are adjusted at various anniversary dates throughout the lease terms, as defined in the agreements. For December 31, 1999 and 1998, the Partnership paid a total of $8.4 million and $8.3 million in ground rent, respectively.

In connection with the refinancing, MII and affiliates agreed to subordinate their right to receive rental payments under the MII ground leases to the payment of debt service on the 50 Hotels Loan.

Property Improvement Fund

The Management Agreement requires annual contributions to a property improvement fund to ensure that the physical condition and product quality of the Hotels are maintained. Contributions to this fund are based on a percentage of annual total hotel sales, which were equal to 5% through 1998. In accordance with the Management Agreement, contributions to the property improvement fund were increased by the Manager to 6% in 1999 and 2000 and may be increased to 7% in 2001 if the current contribution of 6% of gross Hotel sales is insufficient to make the replacements, renewals and necessary repairs to maintain the Hotels in accordance with the Manager's standards for Courtyard by Marriott hotels. The balance in the fund totaled $7.9 million and $5.5 million as of December 31, 1999 and 1998, respectively. Total capital expenditures for 1999, 1998 and 1997 were $7.8 million, $11.1 million and $23.6 million, respectively.

Deferred Management Fees

As part of the debt refinancing, the Partnership agreed to pay $4.2 million of deferred incentive management fees and the Manager agreed to forgive approximately $14.9 million of these fees on the Refinancing Date. This left a remaining balance of $6.5 million of accrued incentive management fees as of March 21, 1997 and December 31, 1997. The Partnership paid $823,000 and $876,000 of deferred incentive management fees during 1998 and 1999, respectively, leaving a balance of $4.8 million of deferred incentive management fees as of December 31, 1999.

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

Competition

The moderately priced lodging segment continues to be highly competitive. An increase in supply growth continued through 1999 with the introduction of a number of new national brands. The Partnership is continually making improvements at the Hotels intended to enhance the overall value and competitiveness of the Hotels. It is expected that Courtyard will continue outperforming both national and local competitors. The brand is continuing to carefully monitor the introduction of new mid-priced brands including Wingate Hotels, Hilton Garden Inns, Four Points by Sheraton, AmeriSuites, Hampton Inn and Hampton Inn and Suites.

Inflation

The rate of inflation has been relatively low in the past four years. The Manager is generally able to pass through increased costs to customers through higher room rates and prices. In 1999, the growth in average room rates of Courtyard Hotels kept pace with inflationary costs.

Seasonality

Demand, and thus room occupancy, is affected by normally recurring seasonal patterns. For most of the Hotels, demand is higher in the spring and summer months (March through October) than during the remainder of the year.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Partnership does not hold any financial instruments for trading purposes. As of December 31, 1999, all of the Partnership's mortgage debt has a fixed interest rate.

However, the Partnership has a debt service guaranty advance that is sensitive to changes in interest rates. The interest recognized on this debt obligation is based on the prime rate, which was 7.75% at December 31, 1998 and 8.50% at December 31, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index                                                                      Page

Courtyard by Marriott Limited Partnership Financial Statements:

     Report of Independent Public Accountants................................17

     Statement of Operations.................................................18

     Balance Sheet...........................................................19

     Statement of Changes in Partners' Capital (Deficit).....................20

     Statement of Cash Flows.................................................21

     Notes to Financial Statements...........................................22

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE PARTNERS OF COURTYARD BY MARRIOTT LIMITED PARTNERSHIP:

We have audited the accompanying balance sheet of Courtyard by Marriott Limited Partnership (a Delaware limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the three years ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Courtyard by Marriott Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the three years ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

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

                                                            ARTHUR ANDERSEN LLP




Vienna, Virginia
March 17, 2000

                             STATEMENT OF OPERATIONS
                    Courtyard by Marriott Limited Partnership
              For the Years Ended December 31, 1999, 1998 and 1997
                     (in thousands, except per Unit amounts)

                                                                                     1999            1998           1997
                                                                                  -----------    -----------    --------
REVENUES

   Hotel revenues

     Rooms........................................................................$   186,441    $   182,097    $   170,583
     Food and beverage............................................................     12,909         12,994         12,470
     Other........................................................................      6,724          6,159          6,499
                                                                                  -----------    -----------    -----------
       Total hotel revenues.......................................................    206,074        201,250        189,552
                                                                                  -----------    -----------    -----------

OPERATING COSTS AND EXPENSES
   Hotel property-level costs and expenses
     Rooms........................................................................     42,487         39,481         36,539
     Food and beverage............................................................     11,707         11,247         10,966
     Other department costs and expenses..........................................      1,775          2,024          2,116
     Selling, administrative and other............................................     48,293         47,330         44,627
                                                                                  -----------    -----------    -----------
       Total hotel property-level costs and expenses..............................    104,262        100,082         94,248

   Depreciation...................................................................     18,977         19,031         19,387
   Base and Courtyard management fees.............................................     12,364         12,074         11,373
   Incentive management fee.......................................................      9,165          9,426          8,906
   Ground rent....................................................................      8,175          8,021          7,648
   Property taxes.................................................................      6,982          6,761          5,278
   Insurance and other............................................................      2,253          1,579          2,029
                                                                                  -----------    -----------    -----------

         Total Operating Costs and Expenses.......................................    162,178        156,974        148,869
                                                                                  -----------    -----------    -----------

OPERATING PROFIT..................................................................     43,896         44,276         40,683
   Interest expense...............................................................    (25,668)       (26,305)       (25,990)
   Interest income................................................................      1,373            914            647
                                                                                  -----------    -----------    -----------

NET INCOME BEFORE EXTRAORDINARY ITEMS.............................................     19,601         18,885         15,340

EXTRAORDINARY ITEMS
   Gain on forgiveness of deferred management fees................................         --             --         14,896
   Loss on extinguishment of debt.................................................         --             --         (2,423)
                                                                                  -----------    -----------    -----------
NET INCOME........................................................................$    19,601    $    18,885    $    27,813
                                                                                  ===========    ===========    ===========

ALLOCATION OF NET INCOME
   General Partner................................................................$       980    $       944    $     1,391
   Limited Partners...............................................................     18,621         17,941         26,422
                                                                                  -----------    -----------    -----------
                                                                                  $    19,601    $    18,885    $    27,813
                                                                                  ===========    ===========    ===========
NET INCOME BEFORE EXTRAORDINARY ITEMS PER
   LIMITED PARTNER UNIT (1,150 Units).............................................$    16,192    $    15,601    $    12,672
                                                                                  ===========    ===========    ===========

NET INCOME PER LIMITED PARTNER UNIT (1,150 Units).................................$    16,192    $    15,601    $    22,976
                                                                                  ===========    ===========    ===========



                    The accompanying notes are an integral part of these financial statements.

                                  BALANCE SHEET
                    Courtyard by Marriott Limited Partnership
                           December 31, 1999 and 1998
                                 (in thousands)

                                                                                                     1999           1998
                                                                                                 -----------    --------

                                     ASSETS

   Property and equipment, net...................................................................$   285,915    $   297,189
   Deferred financing costs, net of accumulated amortization.....................................      5,411          5,854
   Due from Courtyard Management Corporation.....................................................      2,868          4,210
   Property improvement fund.....................................................................      7,857          5,475
   Restricted cash...............................................................................     11,889          9,315
   Cash and cash equivalents.....................................................................     14,920          9,203
                                                                                                 -----------    -----------

                                                                                             $   328,860    $   331,246
                                                                                                ========    ===========



                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES

   Mortgage debt.................................................................................$   305,086    $   313,051
   Straight-line ground rent due to affiliates of Marriott International, Inc....................     19,152         19,384
   Debt service guaranty and accrued interest payable to Host Marriott Corporation...............     14,794         14,208
   Incentive management fees due to Courtyard Management Corporation.............................      4,777          5,653
   Accounts payable and accrued liabilities......................................................      3,512          3,750
                                                                                                 -----------    -----------

         Total Liabilities.......................................................................    347,321        356,046
                                                                                                 -----------    -----------



PARTNERS' CAPITAL (DEFICIT)
   General Partner
     Capital contributions.......................................................................     28,218         28,218
     Capital distributions.......................................................................     (4,853)        (4,187)
     Cumulative net losses.......................................................................    (22,966)       (23,946)
                                                                                                 -----------    -----------

                                                                                                         399             85
                                                                                                 -----------    -----------
   Limited Partners
     Capital contributions, net of offering costs of $12,912.....................................    100,845        100,845
     Investor notes receivable...................................................................        (39)           (98)
     Capital distributions.......................................................................    (92,208)       (79,553)
     Cumulative net losses.......................................................................    (27,458)       (46,079)
                                                                                                 -----------    -----------

                                                                                                     (18,860)       (24,885)
                                                                                                 -----------    -----------

         Total Partners' Deficit.................................................................    (18,461)       (24,800)
                                                                                                 -----------    -----------

                                                                                                 $   328,860    $   331,246
                                                                                                 ===========    ===========





                    The accompanying notes are an integral part of these financial statements.

                             STATEMENT OF CHANGES IN
                           PARTNERS' CAPITAL (DEFICIT)
                    Courtyard by Marriott Limited Partnership
              For the Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                                                                                    General        Limited
                                                                                    Partner        Partners         Total

Balance, December 31, 1996........................................................$       474    $   (19,804)   $   (19,330)

     Capital distributions........................................................     (2,118)       (37,950)       (40,068)

     Net income...................................................................      1,390         26,423         27,813
                                                                                  -----------    -----------    -----------

Balance, December 31, 1997........................................................       (254)       (31,331)       (31,585)

     Capital distributions........................................................       (605)       (11,495)       (12,100)

     Net income...................................................................        944         17,941         18,885
                                                                                  -----------    -----------    -----------

Balance, December 31, 1998........................................................         85        (24,885)       (24,800)

     Payments received on investor notes receivable...............................         --             59             59

     Capital distributions........................................................       (666)       (12,655)       (13,321)

     Net income...................................................................        980         18,621         19,601
                                                                                  -----------    -----------    -----------

Balance, December 31, 1999........................................................$       399    $   (18,860)   $   (18,461)
                                                                                  ===========    ===========    ===========




















                    The accompanying notes are an integral part of these financial statements.

                             STATEMENT OF CASH FLOWS
                    Courtyard by Marriott Limited Partnership
              For the Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                                                                                     1999            1998           1997
                                                                                  -----------    -----------    --------
 OPERATING ACTIVITIES
   Net income.....................................................................$    19,601    $    18,885    $    27,813
   Net extraordinary items........................................................         --             --        (12,473)
                                                                                  -----------    -----------    -----------
   Income before extraordinary items..............................................     19,601         18,885         15,340
   Noncash items:
     Depreciation.................................................................     18,977         19,031         19,387
     Deferred interest on guaranty advances.......................................        586            614            619
     Amortization of deferred financing costs as interest expense.................        443            443            696
     Loss on disposition of fixed assets..........................................        115             --             --
   Changes in operating accounts:
     Change in restricted cash reserve............................................     (2,978)          (353)        (4,489)
     Due from Courtyard Management Corporation....................................      1,342            703            394
     Payment of deferred incentive management fees................................       (876)          (823)        (4,224)
     Straight-line ground rent due to affiliates of Marriott International, Inc...       (232)          (232)          (232)
     Accounts payable and accrued liabilities.....................................        166           (146)          (313)
                                                                                  -----------    -----------    -----------

         Cash provided by operations..............................................     37,144         38,122         27,178
                                                                                  -----------    -----------    -----------

INVESTING ACTIVITIES
   Additions to property and equipment, net.......................................     (7,818)       (11,064)       (23,604)
   Change in property improvement fund............................................     (2,382)        (3,847)         6,821
                                                                                  -----------    -----------    -----------

         Cash used in investing activities........................................    (10,200)       (14,911)       (16,783)
                                                                                  -----------    -----------    -----------

FINANCING ACTIVITIES
   Capital distributions..........................................................    (13,321)       (12,100)       (40,068)
   Payment of mortgage debt.......................................................     (7,965)        (7,356)      (293,568)
   Payments received on investor notes receivable.................................         59             --             --
   Establishment of debt reserve..................................................         --             --         (2,691)
   Payment of financing costs.....................................................         --             (2)        (6,327)
   Proceeds from mortgage debt....................................................         --             --        325,000
                                                                                  -----------    -----------    -----------

         Cash used in financing activities........................................    (21,227)       (19,458)       (17,654)
                                                                                  -----------    -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................................      5,717          3,753         (7,259)

CASH AND CASH EQUIVALENTS at beginning of year....................................      9,203          5,450         12,709
                                                                                  -----------    -----------    -----------

CASH AND CASH EQUIVALENTS at end of year..........................................$    14,920    $     9,203    $     5,450
                                                                                  ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for mortgage interest................................................$    24,676    $    25,285    $    24,844
                                                                                  ===========    ===========    ===========



                    The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                    Courtyard by Marriott Limited Partnership
                           December 31, 1999 and 1998

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

On August 20, 1986 (the "Closing Date"), 1,150 limited partnership interests (the "Units"), representing a 95% interest in the Partnership, were sold pursuant to a private placement offering at $100,000 per Unit. CBM One Corporation ("CBM One"), a wholly-owned subsidiary of Host Marriott Corporation ("Host Marriott"), made capital contributions consisting of $1,211,000 in cash and land on which certain of the Hotels are located valued at $4,842,000 for its 5% general partner interest.

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

On April 17, 1998, Host Marriott, the parent of CBM One, announced that its Board of Directors authorized the company to reorganize its business operations so as to qualify as a real estate investment trust ("REIT") to become effective as of January 1, 1999 (the "REIT Conversion"). On December 29, 1998, Host Marriott announced that it had completed substantially all the steps necessary to complete the REIT Conversion and expected to qualify as a REIT under the applicable Federal income tax laws beginning January 1, 1999. Subsequent to the REIT Conversion, Host Marriott is referred to as Host REIT. In connection with the REIT Conversion, Host Marriott contributed substantially all of its hotel assets to a newly-formed partnership, Host Marriott L.P. ("Host LP").

In connection with the REIT Conversion, the following steps occurred. Host Marriott formed CBM One LLC, a Delaware single member limited liability company, having three classes of member interests (Class A - 1% economic interest, managing; Class B - 98% economic interest, non-managing; Class C - 1% economic interest, non-managing). CBM One merged into CBM One LLC on December 24, 1998 and CBM One ceased to exist. On December 28, 1998, Host Marriott contributed its entire interest in CBM One LLC to Host Marriott, L.P. ("Host LP"), which is owned 78% by Host Marriott and 22% by outside limited partners. Finally on December 30, 1998, Host LP contributed its 98% Class B and 1% Class C interest in CBM One LLC to Rockledge Hotel Properties, Inc. ("Rockledge"), a Delaware corporation which is owned 95% by Host LP (economic non-voting interest) and 5% by Host Marriott Statutory/Charitable Employee Trust, a Delaware statutory business trust (100% of voting interest). As a result, the sole general partner of the Partnership is CBM One LLC (the "General Partner") which has three classes of member interests; Class A 1% managing economic interest owned by Host LP and a Class B 98% and Class C 1% non-managing economic interest owned by Rockledge.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Working Capital and Supplies

Pursuant to the terms of the  Partnership's  management  agreement  discussed in
Note 7, the Partnership is required to provide the Manager with working capital and supplies to meet the operating needs of the Hotels. The Manager converts cash advanced by the Partnership into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which are maintained and controlled by the Manager. Upon termination of the management agreement, the Manager is required to convert working capital and supplies into cash and return it to the Partnership. As a result of these conditions, the individual components of working capital and supplies controlled by the Manager are not separately stated in the accompanying consolidated balance sheet but rather are included in the line Due from Courtyard Management Corporation.

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

The Partnership assesses impairment of its real estate properties based on whether estimated undiscounted future cash flows from such properties will be less than their net book value. If a property is impaired, its basis is adjusted to its fair market value. No such adjustment was required at December 31, 1999 or 1998.

Deferred Financing Costs

Deferred financing costs represent the costs incurred in connection with obtaining the mortgage debt (see Note 5) and are amortized, using the straight-line method which approximates the effective interest rate method, over the term of the loan. Financing costs as of December 31, 1999 and 1998 were $6,644,000. Accumulated amortization of financing costs as of December 31, 1999 and 1998 totaled $1,233,000 and $790,000, respectively.

Ground Rent

The land leases with affiliates of MII and with third parties (see Note 6) include scheduled increases in minimum rents per property. These scheduled rent increases, which are included in minimum lease payments, are being recognized by the Partnership on a straight-line basis over the 95 year term of the leases. The reduction in ground rent expense to reflect minimum lease payments on a straight-line basis was $232,000 for 1999, 1998 and 1997.

Income Taxes

Provision for Federal and state income taxes has not been made in the accompanying financial statements since the Partnership does not pay income taxes but rather allocates its profits and losses to the individual Partners. Significant differences exist between the net income for financial reporting purposes and the net income as reported in the Partnership's tax return. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods, shorter depreciable lives for the assets, differences in the timing of recognition of certain fees and straight-line rent adjustments. As a result of these differences, the excess of the tax basis in net Partnership liabilities over the net Partnership liabilities reported in the accompanying financial statements is $58,317,000 and $52,845,000 as of December 31, 1999 and 1998, respectively.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Reclassifications

Certain reclassifications were made to the prior year financial statements to conform to the 1999 presentation.

NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (in thousands):

                                                                                                     1999           1998
                                                                                                 -----------    --------

Land.............................................................................................$    23,446    $    23,437
Leasehold improvements...........................................................................    219,158        216,118
Building and improvements........................................................................    142,435        136,872
Furniture and equipment..........................................................................    132,730        167,230
                                                                                                 -----------    -----------
                                                                                                     517,769        543,657
Less accumulated depreciation....................................................................   (231,854)      (246,468)
                                                                                                 -----------    -----------

                                                                                                 $   285,915    $   297,189
                                                                                                 ===========    ===========


NOTE 4.           ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments are shown below. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts (in thousands):

                                                             As of December 31, 1999          As of December 31, 1998
                                                          ----------------------------    ---------------------------
                                                                            Estimated                       Estimated
                                                            Carrying          Fair            Carrying        Fair
                                                             Amount           Value           Amount          Value
                                                          -------------  -------------    --------------  ---------
Mortgage debt.............................................$     305,086  $     284,245    $      313,051  $     298,274
Incentive management fees due to Courtyard
   Management Corporation.................................$       4,777  $       3,307    $        5,653  $       3,447
Debt service guaranty and accrued interest payable to
   Host Marriott Corporation..............................$      14,794  $       2,854    $       14,208  $       1,389


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

NOTE 5.  DEBT

On February 9, 1988, the Partnership entered into a loan agreement to provide non-recourse mortgage debt on the Hotel located in Windsor, CT (the "Windsor Loan"). On April 18, 1994, the Partnership entered into a restated loan agreement (the "49 Hotels Loan") with a group of banks (the "Lenders") for 49 of the Hotels (excluding Windsor). The 49 Hotels Loan and the Windsor Loan were refinanced on March 21, 1997 (the "Refinancing Date") and the Lenders were repaid in full.

50 Hotels Loan

On the Refinancing Date, both the 49 Hotels Loan and the Windsor Loan were refinanced with a new loan covering all 50 Hotels (the "50 Hotels Loan"). The total amount of the debt was increased from $280.8 million to $325.0 million. The $44.2 million of excess refinancing proceeds were used to: (i) make a $7 million contribution to the property improvement fund to cover anticipated shortfalls; (ii) pay approximately $7 million of refinancing costs; and (iii) make a $30.2 million partial return of capital distribution to the partners. The loan continues to be non-recourse and requires monthly payments of interest at a fixed rate of 7.865% and principal based on a 20 year amortization schedule. The loan has a scheduled maturity of April 10, 2012; however, the loan maturity can be extended for an additional five years. During the extended loan term, the loan bears interest at an adjusted rate, as defined, and all cash flow from Partnership operations is used to amortize the principal balance of the loan.

During 1999 and 1998, the Partnership made payments of $7,965,000 and $7,356,000, respectively on the 50 Hotels Loan. At December 31, 1999 and 1998, the outstanding principal balance on the 50 Hotels Loan was $305.1 million and $313.1 million, respectively.

Debt maturities as of December 31, 1999 under the 50 Hotels Loan are as follows (in thousands):

                      2000                  $        8,604
                      2001                           9,306
                      2002                          10,065
                      2003                          10,886
                      2004                          11,773
                      Thereafter                   254,452
                                            --------------
                                            $      305,086
                                            ==============

The 50 Hotels Loan is secured by first mortgages on all of the Hotels, related personal property, and the land on which they are located or an assignment of the Partnership's interest under the land leases. No new debt guarantees have been provided by Host Marriott or MII.

Pursuant to the terms of the 50 Hotels Loan, the Partnership is required to establish with the lender a separate escrow account for payments of insurance premiums and real estate taxes for each Hotel if the credit rating of MII is downgraded by Standard and Poor's Rating Services. The assumption of additional debt associated with MII's acquisition of Renaissance Hotel Group N.V. resulted in a single downgrade of MII's long-term senior unsecured debt effective April 1997. The escrow reserve is included in restricted cash and the resulting tax and insurance liability is included in accounts payable and accrued liabilities in the accompanying balance sheet.

In addition, in connection with the 50 Hotels Loan, the Partnership was also required to reserve one month's debt service in a separate account. The balance of the debt service reserve as of December 31, 1999 and 1998 was $2.7 million and $2.8 million, respectively. The debt reserve is included in restricted cash in the accompanying balance sheet.

Restricted cash consists of the following:

                                                         1999           1998
                                                     -----------     -------
         Debt Service Reserve........................$     2,740     $     2,788
         Real Estate and Insurance Escrow............        835           1,764
         Restricted Cash Collateral..................      8,314           4,763
                                                     -----------     -----------
                                                     $    11,889     $     9,315
                                                     ===========     ===========

Debt Service Guaranty

In 1986, Host Marriott provided additional security to the lenders in the form of a debt guaranty on the original loan established in 1986 (the "Debt Service Guaranty") of aggregate interest and principal of up to $37.3 million. As of December 31, 1999, $7,341,000 had been advanced by the General Partner under the Debt Service Guaranty. The Debt Service Guaranty accrues interest at the prime interest rate. The weighted average interest rate on the Debt Service Guaranty advance was 8.0% for 1999 and 8.4% for 1998. The prime interest rate was 8.5% at December 31, 1999. Accrued interest on the advance as of December 31, 1999 and 1998, was $7,453,000 and $6,867,000, respectively.

NOTE 6.  LAND LEASES

The land on which 31 of the Hotels are located is leased from affiliates of MII. In addition, two of the Hotels are located on land leased from third parties. The ground leases have remaining terms (including all renewal options) expiring between the years 2058 and 2081. The MII ground leases and one of the third party ground leases provide for rent based on specific percentages (from 2% to 9.75%) of certain sales categories, subject to minimum amounts. The minimum rentals are adjusted at various anniversary dates throughout the lease terms, as defined in the agreements. The affiliates of MII, as land lessors, agreed to continue to subordinate their ownership interest as well as receipt of ground rent to debt service on the 50 Hotels Loan.

Minimum future rental payments during the term of the ground leases as of December 31, 1999 are as follows (in thousands):

                                  Lease
                                  Years
                                  -----

                                  2000                 $        8,690
                                  2001                          8,690
                                  2002                          8,913
                                  2003                          9,456
                                  2004                          9,456
                               Thereafter                   2,872,282
                                                       --------------
                                                       $    2,917,487
                                                       ==============

Total ground rent expense was $8,175,000 in 1999, $8,021,000 in 1998 and $7,648,000 in 1997.

NOTE 7.  MANAGEMENT AGREEMENT

Prior to the refinancing of the mortgage debt, the two operating agreements were converted into a single management agreement effective January 4, 1997. The initial term of the management agreement (the "Management Agreement") expires at the end of 2017. The Manager can extend the Management Agreement for up to four successive periods of ten years.

The Partnership may terminate the Management Agreement if, during any three consecutive years, specified minimum operating results are not achieved. However, the Manager may prevent termination by paying the Partnership the amount by which the minimum operating results were not achieved. In addition, upon the sale of a Hotel, the Partnership may terminate the Management Agreement with respect to that Hotel with payment of a termination fee. Prior to December 31, 2001, a maximum of fifteen Hotels can be sold free and clear of the Management Agreement with payment of the termination fee. The termination fee is calculated by the Manager as the net present value of reasonably anticipated future incentive management fees.

Under the Management Agreement, the Manager has agreed to subordinate a portion of the Courtyard management fee equal to 1% of gross Hotel sales to debt service on the 50 Hotels Loan. In addition, the Partnership paid $4.2 million of deferred incentive management fees, and the Manager agreed to forgive approximately $14.9 million of deferred fees on the Refinancing Date. The $14.9 million of forgiven fees is recognized as an extraordinary gain in the 1997 financial statements. Deferred and current year incentive management fees are payable from 50% of available cash after the payment of: (i) debt service; (ii) deferred Courtyard management fees, if any; (iii) deferred MII ground rent, if any; and (iv) a priority return to the Partnership equal to 10% of cumulative capital less sale and refinancing proceeds. In addition, incentive management fees paid are capped at 15% of operating profit and no longer increase to 25% of operating profit once cumulative distributions of refinancing proceeds equal $60.5 million. Deferred management fees are not payable to the Manager from sale or refinancing proceeds. Unpaid incentive management fees will not accrue. The Management Agreement provides for annual payments to the Manager of (i) the base management fee equal to 3% of gross sales from the Hotels, (ii) the Courtyard management fee equal to 3% of gross sales from the Hotels, and (iii) the incentive management fee equal to 15% of operating profit, as defined. For the years ended December 31, 1999, 1998 and 1997 current incentive management fees of $9,165,000, $9,426,000 and $8,906,000 were paid to the Manager. Deferred incentive management fees of $876,000, $823,000 and $4.2 million were paid to the Manager during the years ended December 31, 1999, 1998 and 1997, respectively.

The Manager is required to provide Chain Services which are generally furnished on a central or regional basis to all managed, owned or leased hotels in the Courtyard by Marriott hotel system. Under the Management Agreement, charges for certain Chain Services cannot exceed 5% of gross Hotel sales. The Manager is responsible for any Chain Services in excess of the 5% of gross Hotel sales limit from its own funds. Beginning in 1997, the Hotels also participate in MII's Marriott's Rewards Program ("MRP"). The costs of this program are charged to all hotels in the full-service, Residence Inn by Marriott, Courtyard by Marriott and Fairfield Inn by Marriott systems based upon the MRP sales at each hotel. Chain Services and MRP costs charged to the Partnership under the Management Agreement were $10,185,000, $9,676,000 and $7,737,000 in 1999, 1998 and 1997, respectively.

The Partnership is required to provide the Manager with sufficient working capital and fixed asset supplies to meet the operating needs of the Hotels. Upon termination of the Management Agreement, the working capital and supplies will be returned to the Partnership. The working capital balance was $1,213,000 as of December 31, 1999 and 1998, respectively.

The Management Agreement provides for the establishment of a property improvement fund to ensure that the physical condition and product quality of the Hotels are maintained. Contributions to the property improvement fund were equal to 5% of gross Hotel sales through 1998 and were increased to 6% of gross Hotel sales in 1999 and 2000 and may be increased, at the option of the Manager, to 7% thereafter. For the years ended December 31, 1999 and 1998, the Partnership contributed $12,361,000 and $10,540,000, respectively, to the property improvement fund.

NOTE 8.  LITIGATION

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

On March 9, 2000, the Defendants entered into a settlement agreement with counsel to the plaintiffs to resolve the Haas and Courtyard II litigation. The settlement would also resolve the Schick case referred to above. The settlement is subject to numerous conditions, including partnership agreement amendments, participation thresholds, court approval and various consents. Under the terms of the settlement, the limited partners of the Partnership who elect to participate would be paid $134,130 per Unit ($154,249,500 in the aggregate, if the holders of all Units participate) in exchange for the conveyance of all limited partner Units to a joint venture to be formed between affiliates of Host Marriott and MII, dismissal of the litigation and a complete release of all claims. This amount would be reduced by the amount of attorneys' fees awarded by the court. Limited partners who opt out of the settlement would have their interests in the Partnership converted into the right to receive the value of their interests in cash (excluding any amount related to their claims against the Defendants and retain their individual claims against the Defendants). The Defendants may terminate the settlement if the holders of more than 10% of the Partnership's 1,150 limited partner Units choose not to participate, if the holders of more than 10% of the limited partner units in any one of the other partnerships involved in the litigation choose not to participate or if certain other conditions are not satisfied. The Manager will continue to manage the Partnership's Hotels under long-term agreements.

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

None.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no directors or officers. The business and policy making functions of the Partnership are carried out through the directors and executive officers of CBM One LLC, the General Partner, who are listed below:


                                                                     Age at
Name               Current Position                            December 31, 1999

Robert E. Parsons, Jr.        President and Manager                     44
Christopher G. Townsend       Executive Vice President,
                              Secretary and Manager                     52
W. Edward Walter              Treasurer                                 44
Earla L. Stowe                Vice President and Chief                  38
                              Accounting Officer

Business Experience

Robert E. Parsons, Jr. joined Host Marriott's Corporate Financial Planning staff in 1981 and was made Assistant Treasurer in 1988. In 1993, Mr. Parsons was elected Senior Vice President and Treasurer of Host Marriott, and in 1995, he was elected Executive Vice President and Chief Financial Officer of Host Marriott. He is also an Executive Vice President and Chief Financial Officer of Host LP and serves as a director, manager and officer of numerous Host Marriott subsidiaries.

Christopher G. Townsend joined Host Marriott's Law Department in 1982 as a Senior Attorney. In 1984, he was made Assistant Secretary of Host Marriott. In 1986, he was made an Assistant General Counsel. He was made Senior Vice President, Corporate Secretary and Deputy General Counsel of Host Marriott in 1993. In January 1997, he was made General Counsel of Host Marriott. He is also a Senior Vice President, Corporate Secretary and General Counsel of Host LP and serves as a director, manager and an officer of numerous Host Marriott subsidiaries.

W. Edward Walter joined Host Marriott in 1996 as Senior Vice President-Acquisitions and in 1998 was made Treasurer of Host Marriott. He is also a Senior Vice President and Treasurer of Host LP and serves as a director, manager and officer of numerous Host Marriott subsidiaries. Prior to joining Host Marriott, Mr. Walter was a partner at Trammell Crow Residential Company and President of Bailey Capital Corporation, a real estate firm focusing on tax exempt real estate investments.

Earla L. Stowe joined Host Marriott Corporation in 1982 and held various positions in the tax department until 1988. She joined the Partnership Services department as an accountant in 1988 and in 1989 she became an Assistant Manager-Partnership Services. She was promoted to Manager-Partnership Services in 1991 and to Director-Asset Management in 1996. Ms. Stowe was promoted to Senior Director-Corporate Accounting in 1998.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS

As noted in Item 10 above, the Partnership has no directors or officers nor does it have any employees. Under the Partnership Agreement, however, the General Partner has the exclusive right to conduct the business and affairs of the Partnership subject only to the management agreements described in Items 1 and
13. The General Partner is required to devote to the Partnership such time as may be necessary for the proper performance of its duties, but the officers and directors of the General Partner are not required to devote their full time to the performance of such duties. No officer or manager of the General Partner devotes a significant percentage of time to Partnership matters. To the extent that any officer or manager does devote time to the Partnership, the General Partner is entitled to reimbursement for the cost of providing such services. For the fiscal years ending December 31, 1999, 1998 and 1997, the Partnership reimbursed the General Partner in the amount of $146,000, $523,000 and $260,000, respectively, for the cost of providing all administrative and other services as General Partner. For information regarding all payments made by the Partnership to Host Marriott and subsidiaries, see Item 13 "Certain Relationships and Related Transactions."

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

As of December 31, 1999, Palm Investors, LLC, an unrelated third party, owns approximately 5.4% of the total number of limited partnership Units. The General Partner owns a total of 15 Units representing a 1.24% limited partnership interest in the Partnership.

As of December 31, 1999, an officer and manager of the General Partner and Host Marriott and their respective affiliates owned a quarter Unit; an officer of Host Marriott owned a quarter Unit; and two officers of MII owned one Unit each.

On March 9, 2000, Host Marriott and MII entered into a settlement agreement to resolve pending litigation filed by the limited partners against Host Marriott and MII. The settlement is subject to numerous conditions, including partnership agreement amendments, participation thresholds, court approval and various consents. Under the terms of the settlement, the limited partners of the Partnership who elect to participate would be paid $134,130 per Unit ($154,249,500 in the aggregate, if the holders of all Units participate) in exchange for the conveyance of all limited partner Units to a joint venture to be formed between affiliates of Host Marriott and MII, dismissal of the litigation and a complete release of all claims. The details of the settlement will be contained in a court-approved notice and purchase offer/consent solicitation to the Partnership's limited partners. See Item 3, "Legal Proceedings."

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreement

In connection with the debt refinancing, the 49 Hotels Operating Agreement and the Windsor Hotel Operating Agreement in effect from January 1, 1994 to January 3, 1997 were terminated. A new Management Agreement was executed as of January 4, 1997 for the management of the Partnership's 50 Hotels.

Term

The Management Agreement has an initial term expiring December 31, 2017 and can be renewed for four successive ten year periods as to one or more of the Hotels. The Partnership may terminate the Management Agreement if, during any three consecutive years, the average operating profit, as defined, does not exceed $40,198,000 plus 8% of the sum of owner funded capital expenditures. In addition, upon the sale of a Hotel, the Partnership may terminate the Management Agreement with respect to that Hotel with payment of a termination fee. Prior to December 31, 2001, a maximum of fifteen Hotels can be sold free and Management Fees

The Management Agreement provides for annual payments of (i) the base management fee equal to 3% of gross Hotel sales, (ii) the Courtyard management fee equal to 3% of gross Hotel sales, and (iii) the incentive management fee equal to 15% of operating profit, as defined. A portion of the Courtyard management fee equal to 1% of gross Hotel sales is subordinate to debt service on the mortgage loan.

Deferral Provisions

As part of the debt refinancing, the Partnership agreed to pay $4.2 million of deferred incentive management fees and the Manager agreed to forgive approximately $14.9 million of these fees on the Refinancing Date. This left a remaining balance of $6.5 million of accrued incentive management fees as of March 21, 1997 and December 31, 1997. The Partnership paid $823,000 and $876,000 of deferred incentive management fees during 1998 and 1999, respectively, leaving a balance of $4.8 million of deferred incentive management fees as of December 31, 1999.

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

Chain Services and Marriott's Reward Program

The Manager is required to provide certain services ("Chain Services") which are generally furnished on a central or regional basis to all hotels managed, owned or leased in the Courtyard by Marriott hotel system. Under the Management Agreement, charges for Chain Services cannot exceed 5% of gross Hotel sales. Beginning in 1997, the Hotels also participate in MII's Marriott's Rewards Program ("MRP"). The total amount of Chain Services and MRP costs allocated to the Partnership was $10,185,000 in 1999, $9,676,000 in 1998 and $7,737,000 in
1997.

Working Capital

The Partnership is required to provide the Manager with sufficient working capital and fixed asset supplies to meet the operating needs of the Hotels. Upon termination of the Management Agreement, the working capital and supplies will be returned to the Partnership. As of December 31, 1999, the Partnership has advanced the Manager $1,213,000 in working capital.

Property Improvement Fund

The Management Agreement provides for the establishment of a property improvement fund to ensure that the physical condition and product quality of the Hotels are maintained. Contributions to the property improvement fund were equal to 5% of gross Hotel sales through 1998 and were increased to 6% of gross Hotel sales in 1999 and 2000 and may be increased, at the option of the Manager, to 7% thereafter. For the years ended December 31, 1999 and 1998, the Partnership contributed $12,361,000 and $10,540,000, respectively, to the property improvement fund.

Leases

The land on which 31 of the Hotels are located is leased from affiliates of MII. In addition, two of the Hotels are located on land leased from third parties. The ground leases have remaining terms (including all renewal options) expiring between the years 2058 and 2081. The MII ground leases and the third party ground leases provide for rent based on specific percentages (from 2% to 9.75%) of certain sales categories, subject to minimum amounts. The minimum rentals are adjusted at various anniversary dates throughout the lease terms, as defined in the agreements. The affiliates of MII, as land lessors, agreed to continue to subordinate their ownership interest as well as receipt of ground rent to debt service.

Payments to MII and Subsidiaries

The following table sets forth the amount paid to MII and affiliates under both the Operating and Management Agreements and the ground lease agreements for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                                                     1999            1998           1997
                                                                                  -----------    -----------    --------
Incentive management fee..........................................................$     9,165    $     9,426    $     8,906
Ground rent.......................................................................      7,479          7,383          7,302
Chain services and MRP allocation.................................................     10,185          9,676          7,737
Base management fee...............................................................      6,182          6,037          5,687
Courtyard management fee..........................................................      6,182          6,037          5,687
Deferred incentive management fee.................................................        876            823          4,224
                                                                                  -----------    -----------    -----------

                                                                                  $    40,069    $    39,382    $    39,543
                                                                                  ===========    ===========    ===========


Payments to Host Marriott and Subsidiaries

The following sets forth amounts paid by the Partnership to Host Marriott and its subsidiaries for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                                                     1999            1998           1997
                                                                                  -----------    -----------    --------
Cash distributions................................................................$       831    $       755    $     2,613
Administrative expenses reimbursed................................................        146            523            260
                                                                                  -----------    -----------    -----------

                                                                                  $       977    $     1,278    $     2,873
                                                                                  ===========    ===========    ===========


Debt Service Guaranty

In 1986, Host Marriott provided additional security to the lenders in the form of a debt guaranty on the original loan established in 1986 (the "Debt Service Guaranty") of aggregate interest and principal of up to $37.3 million. As of December 31, 1999, $7,341,000 had been advanced by the General Partner under the Debt Service Guaranty. The Debt Service Guaranty accrues interest at the prime interest rate. The weighted average interest rate on the Debt Service Guaranty advance was 8.0% for 1999 and 8.4% for 1998. The prime interest rate was 8.5% at December 31, 1999. Accrued interest on the advance as of December 31, 1999 and 1998, was $7,453,000 and $6,867,000, respectively.

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

                           (3)   Exhibits

   Exhibit
   Number                                                    Description                                               Page
--------------        ------------------------------------------------------------------------------------------      --------

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

    **3.b             First  Amendment  to Amended  and  Restated  Agreement  of
                      Limited  Partnership of Courtyard by N/A Marriott  Limited
                      Partnership dated December 28, 1998.

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

(b)      Reports on Form 8-K

                    A Form 8-K was filed with the SEC on December 10, 1999. This filing, Item 5-Other Events, discloses that on December 6, 1999, the General Partner sent to the limited partners of the Partnership a letter that accompanied the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 10, 1999. The letter disclosed the quarterly activities of the Partnership. A copy of the letter was included as an Item 7-Exhibit in this Form 8-K filing.

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                    Courtyard by Marriott Limited Partnership
                                December 31, 1999
                                 (in thousands)

                                           Initial Costs                               Gross Amount at December 31, 1999
                                    -------------------------                -------------------------------------------
                                                                Subsequent
                                                Buildings &       Costs                   Buildings &                Accumulated
    Description      Encumbrances     Land      Improvements   Capitalized      Land      Improvements     Total     Depreciation
    -----------      ------------     ----      ------------   -----------      ----      ------------     -----     ------------
50 Courtyard by
Marriott Hotels
(each less than 5%
of  total)              $ 305,086    $ 23,446    $ 361,593       $ 43,537     $  23,437    $ 361,602     $  385,039    $124,152
                        =========    ========    =========       ========     =========    =========     ==========    ========






                     Date of
                  Completion of         Date          Depreciation
                   Construction       Acquired            Life

50 Courtyard by     1983 - 1988     1986 - 1988         40 years
Marriott Hotels






Notes:
-----
                                                                         1997              1998             1999
                                                                     -------------    -------------     --------
(a)  Reconciliation of Real Estate:
     Balance at beginning of year....................................$     364,120    $     374,657     $     376,427
     Capital Expenditures............................................       10,537            1,770             8,623
     Dispositions....................................................           --               --               (11)
                                                                     -------------    -------------     -------------
     Balance at end of year..........................................$     374,657    $     376,427     $     385,039
                                                                     =============    =============     =============

(b)  Reconciliation of Accumulated Depreciation:
     Balance at beginning of year....................................$      88,768    $     100,921     $     110,047
     Depreciation....................................................       12,153            9,126            14,105
                                                                     -------------    -------------     -------------
     Balance at end of year..........................................$     100,921    $     110,047     $     124,152
                                                                     =============    =============     =============

(c) The aggregate cost of land, buildings and improvements for Federal income tax purposes is approximately $386.5 million at December 31, 1999.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 2000.

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

Signature                                                     Title
---------                                                     -----
                                                              (CBM ONE LLC)


/s/ Robert E. Parsons, Jr.                                 President and Manager
--------------------------------------------
Robert E. Parsons, Jr.


/s/ Christopher G. Townsend                           Executive Vice President,
--------------------------------------------            Secretary and Manager
Christopher G. Townsend

/s/ W. Edward Walter                                          Treasurer
--------------------------------------------
W. Edward Walter

/s/ Earla L. Stowe                                     Vice President and Chief
--------------------------------------------             Accounting Officer
Earla L. Stowe