Form 10-Q
period 2000-03-24
COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
filed 2000-05-08
CIK 813807

===============================================================================
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 24, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-15736

                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP

             (Exact name of registrant as specified in its charter)

        Delaware                                    52-1468081
-------------------------           ------------------------------------------
  (State of Organization)             (I.R.S. Employer Identification Number)

          10400 Fernwood Road, Bethesda, MD                     20817-1109
-----------------------------------------------------        ----------------
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

===============================================================================

==============================================================================
                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP

==============================================================================


                                TABLE OF CONTENTS

                                                                       PAGE NO.

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Statement of Operations
              Twelve Weeks Ended March 24, 2000
                and March 26, 1999 (Unaudited)................................1

           Condensed Balance Sheet

              March 24, 2000 (Unaudited) and December 31, 1999................2

           Condensed Statement of Cash Flows
              Twelve Weeks ended March 24, 2000
                and March 26, 1999 (Unaudited)................................3

           Note to Condensed Financial Statements (Unaudited).................4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................5

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........6



                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..................................................7

Item 6.    Exhibits and Reports on Form 8-K...................................8

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)
                (in thousands, except unit and per unit amounts)

                                                                                                 Twelve Weeks Ended
                                                                                            March 24,          March 26,
                                                                                               2000              1999
                                                                                          --------------    ---------
REVENUES

   Hotel revenues

     Rooms................................................................................$       43,323    $      43,610
     Food and beverage....................................................................         2,964            3,075
     Other................................................................................         1,726            1,545
                                                                                          --------------    -------------
       Total hotel revenues...............................................................        48,013           48,230
                                                                                          --------------    -------------

OPERATING COSTS AND EXPENSES
   Hotel property-level costs and expenses
     Rooms................................................................................         9,802            9,611
     Food and beverage....................................................................         2,646            2,734
     Other department costs and expenses..................................................           234              455
     Selling, administrative and other....................................................        11,535           11,210
                                                                                          --------------    -------------
       Total hotel property-level costs and expenses......................................        24,217           24,010
   Depreciation...........................................................................         4,545            4,349
   Base and Courtyard management fees.....................................................         2,881            2,894
   Incentive management fee...............................................................         2,174            2,166
   Ground rent, taxes and other...........................................................         4,122            4,081
                                                                                          --------------    -------------

       Total operating costs and expenses.................................................        37,939           37,500
                                                                                          --------------    -------------

OPERATING PROFIT..........................................................................        10,074           10,730
   Interest expense.......................................................................        (5,827)          (6,029)
   Interest income........................................................................           304              164
                                                                                          --------------    -------------

NET INCOME................................................................................$        4,551    $       4,865
                                                                                          ==============    =============

ALLOCATION OF NET INCOME
   General Partner........................................................................$          228    $         243
   Limited Partners.......................................................................         4,323            4,622
                                                                                          --------------    -------------

                                                                                          $        4,551    $       4,865
                                                                                          ==============    =============

NET INCOME PER LIMITED PARTNER UNIT (1,150 Units).........................................$        3,759    $       4,019
                                                                                          ==============    =============





                   See Note to Condensed Financial Statements.


                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                             CONDENSED BALANCE SHEET
                                 (in thousands)

                                                                                            March 24,         December 31,
                                                                                               2000               1999
                                                                                          --------------    ----------
                                                                                        (Unaudited)

                                     ASSETS
   Property and equipment, net............................................................$      283,126    $       285,915
   Due from Courtyard Management Corporation..............................................         6,156              2,868
   Deferred financing costs, net of accumulated amortization..............................         5,309              5,411
   Property improvement fund..............................................................        12,262              7,857
   Restricted cash........................................................................         8,667             11,889
   Cash and cash equivalents..............................................................        11,248             14,920
                                                                                          --------------    ---------------

                                                                                          $      326,768    $       328,860
                                                                                          ==============    ===============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES

   Mortgage debt..........................................................................$      302,998    $       305,086
   Straight-line ground rent due to affiliates of Marriott International, Inc.............        19,098             19,152
   Debt service guaranty and accrued interest payable to Host Marriott Corporation........        14,941             14,794
   Incentive management fees due to Courtyard Management Corporation......................         4,540              4,777
   Accounts payable and accrued liabilities...............................................         3,338              3,512
                                                                                          --------------    ---------------

         Total Liabilities................................................................       344,915            347,321
                                                                                          --------------    ---------------

PARTNERS' CAPITAL (DEFICIT)
   General Partner........................................................................           415                399
   Limited Partners.......................................................................       (18,562)           (18,860)
                                                                                          --------------    ---------------

         Total Partners' Deficit..........................................................       (18,147)           (18,461)
                                                                                          --------------    ---------------

                                                                                          $      326,768    $       328,860
                                                                                          ==============    ===============















                   See Note to Condensed Financial Statements.


                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                                 Twelve Weeks Ended
                                                                                           March 24,          March 26,
                                                                                               2000              1999
                                                                                       --------------    ---------
OPERATING ACTIVITIES
   Net income.............................................................................$        4,551    $       4,865
   Noncash items..........................................................................         4,824            4,583
   Changes in operating accounts..........................................................          (531)            (355)
                                                                                          --------------    -------------

         Cash provided by operations......................................................         8,844            9,093
                                                                                          --------------    -------------

INVESTING ACTIVITIES
   Additions to property and equipment, net...............................................        (1,786)            (956)
   Change in property improvement fund....................................................        (4,405)            (501)
                                                                                          --------------    -------------

         Cash used in investing activities................................................        (6,191)          (1,457)
                                                                                          --------------    -------------

FINANCING ACTIVITIES
   Capital distributions..................................................................        (4,237)              (5)
   Repayments of mortgage debt............................................................        (2,088)          (1,930)
                                                                                          --------------    -------------

         Cash used in financing activities................................................        (6,325)          (1,935)
                                                                                          --------------    -------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..........................................        (3,672)           5,701

CASH AND CASH EQUIVALENTS at beginning of period..........................................        14,920            9,203
                                                                                          --------------    -------------

CASH AND CASH EQUIVALENTS at end of period................................................$       11,248    $      14,904
                                                                                          ==============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for mortgage interest........................................................$        6,052    $       6,143
                                                                                          ==============    =============
















                   See Note to Condensed Financial Statements.


                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                     NOTE TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Summary of Significant Accounting Policies

       The accompanying unaudited, condensed financial statements have been prepared by the Courtyard By Marriott Limited Partnership (the "Partnership"). Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the unaudited, condensed financial statements should be read in conjunction with the Partnership's financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1999.

       In the opinion of the Partnership, the accompanying unaudited, condensed financial statements reflect all adjustments necessary to present fairly the financial position of the Partnership as of March 24, 2000, and the results of operations and cash flows for the twelve weeks ended March 24, 2000 and March 26, 1999. Interim results are not necessarily indicative of full year performance because of seasonal and short-term variations.

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

       Certain   reclassifications  were  made  to  the  prior  year  unaudited, condensed financial statements to conform to the current year presentation.

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

RESULTS OF OPERATIONS

Revenues. Revenues decreased slightly to $48 million for first quarter 2000 when compared to the same period in 1999 as a result of an additional day of operations in first quarter 1999. First quarter 2000 revenues represent 84 days of operations and first quarter 1999 represents 85 days of operations. Revenue per available room ("REVPAR") represents the combination of the average daily room rate charged and the average daily occupancy achieved. REVPAR remained unchanged at $71 due to an increase in the combined average room rate of $3, or 3%, to $93, which was offset by a decrease in the combined average occupancy of three percentage points to 76% for first quarter 2000 when compared to first quarter 1999.

Operating Costs and Expenses. The Partnership's operating costs and expenses increased $439,000, or 1%, to $37.9 million for first quarter 2000 when compared to first quarter 1999, primarily due to the increase in property-level costs and expenses and depreciation expense as discussed below. As a percentage of Hotel revenues, operating costs and expenses represented 79% of revenues for first quarter 2000 and 78% for first quarter 1999.

The Partnership's Hotel property-level costs and expenses increased $207,000 to $24.2 million when compared to the same period in 1999. Hotel property-level costs and expenses are higher due to increased salary and benefit expenses as the Hotels endeavor to maintain competitive wage scales. However, as a percentage of Hotel revenues, property-level costs and expenses represented approximately 50% of revenues for both first quarter 2000 and first quarter 1999.

Depreciation expense increased $196,000 to $4.5 million for first quarter 2000 from $4.3 million for first quarter 1999 due to property, plant and equipment additions.

Operating Profit. As a result of the changes in operating costs and expenses discussed above, operating profit decreased $656,000, or 6%, to $10.1 million for first quarter 2000 when compared to $10.7 million in first quarter 1999.

Interest Expense. Interest expense decreased $202,000 to $5.8 million for first quarter 2000 when compared to the same period in 1999 as a result of principal amortization on the Partnership's mortgage debt.

Net Income. Net income for first quarter 2000 decreased by $314,000 to $4.6 million, compared to net income of $4.9 million for first quarter 1999 as a result of the items discussed above.

Liquidity and Capital Resources

The Partnership's financing needs have historically been funded through loan agreements with independent financial institutions and Host Marriott Corporation ("Host Marriott"). The General Partner believes that cash from Hotel operations will be sufficient to make required debt service payments, to fund current capital expenditure needs of the Hotels as well as to make cash distributions to the limited partners.

Principal Sources and Uses of Cash

The Partnership's principal source of cash is from operations. Its principal uses of cash are to make debt service payments, fund the property improvement fund and to make distributions to the partners.

Cash provided by operating activities was $8.8 million and $9.1 million for first quarters 2000 and 1999, respectively.

Cash used in investing activities was $6.2 million and $1.5 million for first quarters 2000 and 1999, respectively. The increase in investing activities was primarily due to the Partnership funding $3.6 million to the property improvement fund for certain capital expenditures in first quarter 2000.

Cash used in financing activities was $6.3 million and $1.9 million for first quarter 2000 and first quarter 1999, respectively. During the first quarters 2000 and 1999, the Partnership paid $2.1 million and $1.9 million, respectively, of principal on the mortgage debt. Cash used in financing activities also included $4.2 million of cash distributions to the partners during first quarter 2000.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Partnership does not hold any financial instruments for trading purposes. As of March 24, 2000, all of the Partnership's mortgage debt has a fixed interest rate.

The Partnership has a debt service guaranty advance that is sensitive to changes in interest rates. The interest recognized on the debt obligation is based on the prime rate, which was 8.5% at December 31, 1999 and 9% at March 24, 2000. The interest rate, fair value, and future maturity associated with this debt obligation has not changed materially from the amount reported in the Partnership's annual report on Form 10-K for the year ended December 31, 1999.

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

Marvin Schick and Jack Hirsch, the plaintiffs in a class action lawsuit styled Marvin Schick, et al. v. Host Marriott Corporation, et al., Civil Action No. 15991, filed their complaint on October 16, 1997 in Delaware Chancery Court against the General Partner, Courtyard Management Corporation (the "Manager") and certain of their respective affiliates, officers and directors. The plaintiffs claim that the General Partner agreed to decrease the owner's priority under the Management Agreement for the benefit of the Manager without obtaining the consent of the limited partners. The lawsuit includes claims against Host Marriott and the General Partner for breach of contract and breach of fiduciary duty, and against Marriott International, Inc. ("MII") and the Manager for interference with contract and aiding and abetting in the breach of fiduciary duties. The General Partner believes that the change in the Management Agreement did not require limited partner approval, because, among other things, it did not result in an increase in compensation to the Manager.

On March 16, 1998, limited partners in several partnerships sponsored by Host Marriott, filed a lawsuit, styled Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. 98-CI-04092, in the 57th Judicial District Court of Bexar County, Texas against MII, Host Marriott, various of their subsidiaries, J.W. Marriott, Jr., Stephen Rushmore, and Hospitality Valuation Services, Inc. (collectively, the "Defendants"). The lawsuit now relates to the following limited partnerships: Courtyard by Marriott Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, Fairfield Inn by Marriott Limited Partnership, Host DSM Limited Partnership (formerly known as Desert Springs Marriott Limited Partnership) and Atlanta II Limited Partnership (formerly known as Atlanta Marriott Marquis Limited Partnership), collectively, the "Six Partnerships". The plaintiffs allege that the Defendants conspired to sell hotels to the Six Partnerships for inflated prices and that they charged the Six Partnerships excessive management fees to operate the Six Partnerships' hotels. The plaintiffs further allege, among other things, that the Defendants committed fraud, breached fiduciary duties and violated the provisions of various contracts. A related case concerning Courtyard by Marriott II Limited Partnership ("Courtyard II") filed by the plaintiffs' lawyers in the same court, involves similar allegations against the Defendants, and has been certified as a class action. As a result of this development, Courtyard II is no longer involved in the above-referenced Haas lawsuit, Case No. 98-CI-04092.

On March 9, 2000, the Defendants entered into a settlement agreement with counsel for the plaintiffs to resolve the Haas and Courtyard II litigation. The settlement would also resolve the Schick case referred to above. The settlement is subject to numerous conditions, including partnership agreement amendments, participation thresholds, court approval and various consents.

Under the terms of the settlement, the limited partners of the Partnership who elect to participate would receive $134,130 per Unit, or a pro rata portion thereof, in cash in exchange for the transfer, directly or through a merger, of all limited partner Units to a joint venture between subsidiaries of Host Marriott and MII, dismissal of the litigation, and a complete release of all claims. If the Texas court approves legal fees and expenses of approximately $18,000 per Unit to counsel to the class action plaintiffs, the net amount that each class member who transfers his Unit and releases all of his litigation claims will receive is approximately $116,000 per Unit, or a pro rata portion thereof for fractional Units.

Limited partners who opt out of the settlement would have their interests in the Partnership converted into the right to receive the appraised value of the Units in cash (excluding any amount related to the claims asserted in the class action litigation) and will retain their individual claims against the Defendants.

The settlement will not be consummated unless the Texas court approves the fairness of the settlement. The Defendants may terminate the settlement if the holders of more than 10% of the Partnership's 1,150 Units choose not to participate, if the holders of more than 10% of the limited partner units in any one of the other partnerships involved in the settlement choose not to participate or if certain other conditions are not satisfied. The Manager will continue to manage the Partnership's Hotels under long-term agreements.

The details of the settlement will be contained in a court-approved notice and purchase offer/consent solicitation to be sent to the Partnership's limited partners, and the discussion of the settlement herein is qualified in its entirety by the terms of the actual court-approved notice and purchase offer/ consent solicitation sent to the Partnership's limited partners.

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

                                         COURTYARD BY MARRIOTT
                                         LIMITED PARTNERSHIP

                                         By:      CBM ONE LLC
                                                  General Partner

         May 8, 2000                     By:      /s/ Earla L. Stowe
                                                    ------------------
                                                      Earla L. Stowe
                                                      Vice President and
                                                      Chief Accounting Officer