Form 10-Q
period 2000-06-16
COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
filed 2000-07-27
CIK 813807

===============================================================================
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 16, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-15736


                    COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

     Delaware                                               52-1468081
------------------------                ---------------------------------------
(State of Organization)                 (I.R.S. Employer Identification Number)
 10400 Fernwood Road, Bethesda, MD                   20817-1109
-------------------------------------       --------------------------
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


Item 1.    Financial Statements

           Condensed Balance Sheets
              June 16, 2000 (Unaudited) and December 31, 1999.................1

           Condensed Statements of Operations
              Twelve and Twenty-Four Weeks Ended June 16, 2000
                and June 18, 1999 (Unaudited).................................2

           Condensed Statements of Cash Flows
              Twenty-Four Weeks ended June 16, 2000
                and June 18, 1999 (Unaudited).................................3

           Note to Condensed Financial Statements (Unaudited).................4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................5

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........7



                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings..................................................8

Item 6.    Exhibits and Reports on Form 8-K...................................9

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    Courtyard by Marriott Limited Partnership
                            Condensed Balance Sheets
                                 (in thousands)



                                                                                             June 16,         December 31,
                                                                                               2000               1999
                                                                                            ----------        ------------
                                                                                            (Unaudited)
                                    ASSETS

   Property and equipment, net............................................................$      284,634    $       285,915
   Due from Courtyard Management Corporation..............................................         5,589              2,868
   Deferred financing costs, net of accumulated amortization..............................         5,207              5,411
   Property improvement fund..............................................................        10,685              7,857
   Restricted cash........................................................................         7,584             11,889
   Cash and cash equivalents..............................................................        15,634             14,920
                                                                                               ----------         ----------
                                                                                          $      329,333    $       328,860
                                                                                               ==========         ==========
                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
   Mortgage debt..........................................................................$      300,841    $       305,086
   Straight-line ground rent due to affiliates of Marriott International, Inc.............        19,045             19,152
   Debt service guaranty and accrued interest payable to affiliate........................        15,096             14,794
   Incentive management fees due to Courtyard Management Corporation......................         3,855              4,777
   Accounts payable and accrued liabilities...............................................         2,960              3,512
                                                                                                ---------          ---------
         Total Liabilities................................................................       341,797            347,321
                                                                                                ---------          ---------
PARTNERS' CAPITAL (DEFICIT)
   General Partner........................................................................           698                399
   Limited Partners.......................................................................       (13,162)           (18,860)
                                                                                                ---------          ---------
         Total Partners' Deficit..........................................................       (12,464)           (18,461)
                                                                                                ---------          ---------
                                                                                          $      329,333    $       328,860
                                                                                                =========          =========









                   See Note to Condensed Financial Statements.

                    Courtyard by Marriott Limited Partnership
                       Condensed Statements of Operations
                                   (Unaudited)
                (in thousands, except Unit and per Unit amounts)



                                                              Twelve Weeks Ended                 Twenty-Four Weeks Ended
                                                          June 16,          June 18,           June 16,          June 18,
                                                            2000              1999               2000              1999
REVENUES                                                ----------         ---------          ----------        ----------
   Hotel revenues
     Rooms.............................................$       47,026    $      45,354       $      90,349    $      88,964
     Food and beverage.................................         3,109            3,113               6,073            6,188
     Other.............................................         1,571            1,568               3,297            3,113
                                                             --------          -------             -------          -------
       Total hotel revenues............................        51,706           50,035              99,719           98,265
                                                             --------          -------             -------          -------
OPERATING COSTS AND EXPENSES
   Hotel property-level costs and expenses
     Rooms.............................................        10,657           10,150              20,459           19,761
     Food and beverage.................................         2,795            2,764               5,441            5,498
     Other department costs and expenses...............           914              510               1,571              965
     Selling, administrative and other.................        11,648           11,091              22,760           22,301
                                                              -------          -------             -------          -------
       Total hotel property-level costs and expense....        26,014           24,515              50,231           48,525
   Depreciation........................................         4,779            4,469               9,324            8,818
   Base and Courtyard management fees..................         3,102            3,002               5,983            5,896
   Incentive management fee............................         2,386            2,366               4,560            4,532
   Ground rent, taxes and other........................         4,431            4,004               8,553            8,085
                                                              -------          -------             -------          -------
       Total operating costs and expenses..............        40,712           38,356              78,651           75,856
                                                              -------          -------             -------          -------
OPERATING PROFIT.......................................        10,994           11,679              21,068           22,409
   Interest expense....................................        (5,800)          (5,929)            (11,627)         (11,958)
   Interest income.....................................           470              313                 774              477
                                                              -------          -------             -------          -------
NET INCOME.............................................$        5,664    $       6,063       $      10,215    $      10,928
                                                              =======          =======             =======          =======
ALLOCATION OF NET INCOME
   General Partner.....................................$          283    $         303       $         511    $         546
   Limited Partners....................................         5,381            5,760               9,704           10,382
                                                              -------          -------             -------          -------
                                                       $        5,664    $       6,063       $      10,215    $      10,928
                                                              =======          =======             =======          =======
NET INCOME PER LIMITED PARTNER UNIT
   (1,150 Units).......................................$        4,679    $       5,009       $       8,438    $       9,028
                                                              =======          =======             ========         =======








                   See Note to Condensed Financial Statements.


                    Courtyard by Marriott Limited Partnership
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)



                                                                                                 Twenty-Four Weeks Ended
                                                                                               June 16,          June 18,
                                                                                                 2000              1999
OPERATING ACTIVITIES                                                                           ---------        ---------
   Net income................................................................................$      10,215    $      10,928
   Noncash items.............................................................................        9,860            9,289
   Changes in operating accounts.............................................................            3           (1,650)
                                                                                                   -------        ---------
         Cash provided by operating activities...............................................       20,078           18,567
                                                                                                   -------        ---------
INVESTING ACTIVITIES
   Additions to property and equipment, net..................................................       (8,073)          (1,848)
   Change in property improvement fund.......................................................       (2,828)          (2,696)
                                                                                                   --------        ---------
         Cash used in investing activities...................................................      (10,901)          (4,544)
                                                                                                   --------        ---------
FINANCING ACTIVITIES
   Repayments of mortgage debt...............................................................       (4,245)          (3,899)
   Capital distributions.....................................................................       (4,237)          (3,455)
   Payments received on investor notes receivable............................................           19               --
                                                                                                    -------        ---------
         Cash used in financing activities...................................................       (8,463)          (7,354)
                                                                                                    -------        ---------
INCREASE IN CASH AND CASH EQUIVALENTS.......................................................           714            6,669

CASH AND CASH EQUIVALENTS at beginning of period.............................................       14,920            9,203
                                                                                                    -------        ---------
CASH AND CASH EQUIVALENTS at end of period...................................................$      15,634    $      15,872
                                                                                                    =======        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for mortgage interest...........................................................$      12,128    $      12,383
                                                                                                    =======        =========













                   See Note to Condensed Financial Statements.

                    Courtyard by Marriott Limited Partnership
                     Note to Condensed Financial Statements
                                   (Unaudited)


1.       Summary of Significant Accounting Policies

       The accompanying unaudited, condensed financial statements have been prepared by Courtyard by Marriott Limited Partnership (the "Partnership"). Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the unaudited, condensed financial statements should be read in conjunction with the Partnership's financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1999.

       In the opinion of the Partnership, the accompanying unaudited, condensed financial statements reflect all adjustments necessary to present fairly the financial position of the Partnership as of June 16, 2000 and December 31, 1999, the results of operations for the twelve and twenty-four weeks ended June 16, 2000 and June 18, 1999, and cash flows for the twenty-four weeks ended June 16, 2000 and June 18, 1999. Results are not necessarily indicative of full year performance because of seasonal and short-term variations.

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

       Certain   reclassifications  were  made  to  the  prior  year  unaudited, condensed financial statements to conform to the 2000 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q are forward-looking statements within the meaning of federal securities regulations. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Future transactions, results, performance and achievements will be affected by general economic, business and financing conditions, competition and governmental actions. The cautionary statements set forth in reports filed with the Securities and Exchange Commission contain important factors with respect to such forward-looking statements, including: (i) national and local economic and business conditions that will, among other things, affect demand for hotels and other properties and the availability and terms of financing; (ii) the ability to maintain the properties in a first-class manner (including meeting capital expenditure requirements); (iii) the ability to compete effectively in areas such as access, location, quality of accommodations and room rate structure;
(iv) changes in travel patterns, taxes and government regulations; (v) governmental approvals, actions and initiatives; and (vi) the effects of tax legislative action. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained or that any deviations will not be material. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

Revenues. Revenues increased $1.7 million and $1.5 million to $51.7 million and $99.7 million for the second quarter of 2000 and through the second quarter of 2000, respectively, when compared to the same periods in 1999. The increase in revenues was achieved primarily through an increase in the combined average room rate. The combined average room rate increased 4.2% to $94 for the second quarter of 2000 and 3.9% to $94 through the second quarter of 2000 as compared to the same periods in 1999.

Combined average occupancy for the second quarter of 2000 and through the second quarter of 2000 decreased slightly to 82% and 79%, respectively, when compared to the same periods in 1999. REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved. REVPAR for the second quarter of 2000 and through the second quarter of 2000 was $77 and $74, respectively, representing a 3.7% and 1.9% increase, respectively, when compared to the same periods in 1999.

Operating Costs and Expenses. For the second quarter of 2000, the Partnership's operating costs and expenses increased $2.4 million to $40.7 million when compared to the same period in 1999. In addition, through the second quarter of 2000, operating costs and expenses increased $2.8 million to $78.7 million when compared to the same period in 1999. As a percentage of revenues, operating costs and expenses increased from 77% of revenues for both the second quarter of 1999 and through the second quarter of 1999 to 79% of revenues for the second quarter of 2000 and through the second quarter of 2000. The increase in operating costs and expenses was primarily due to an increase in property-level costs and expenses at the Hotels, depreciation expense, and ground rent, taxes and other expenses discussed below.

The Partnership's Hotel property-level costs and expenses increased $1.5 million to $26.0 million and $1.7 million to $50.2 million for the second quarter of 2000 and through the second quarter of 2000, respectively, when compared to the same periods in 1999. Hotel property-level costs and expenses increased due to higher salary and benefit expenses as the Hotels endeavor to maintain competitive wage scales. In addition, marketing expenses increased in 2000 as compared to 1999. Additionally, other department costs and expenses increased $404,000 and $606,000 for the second quarter of 2000 and through the second quarter of 2000, respectively, as expenditures for items that fall below the minimum dollar threshold for capitalization increased relative to the prior year. As a percentage of total hotel revenues, property-level costs and expenses represented 50% of revenues for the second quarter of 2000 and through the second quarter of 2000 as compared to 49% of revenues for the same periods in 1999.

Depreciation expense increased $310,000 and $506,000 to $4.8 million and $9.3 million for the second quarter of 2000 and through the second quarter of 2000, respectively, due to the increase in property, plant, and equipment additions in 2000 as compared to 1999.

Ground rent, taxes and other expenses increased $427,000 and $468,000 to $4.4 million and $8.6 million for the second quarter of 2000 and through the second quarter of 2000, respectively, when compared to the same periods in 1999 due to increases in administrative costs, primarily as a result of fees incurred in connection with the litigation discussed in Part II, Item 1, Legal Proceedings.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit decreased $685,000, or 6%, to $11.0 million, or 21% of revenues, for the second quarter of 2000 from $11.7 million, or 23% of revenues, for the second quarter of 1999. In addition, operating profit decreased $1.3 million, or 6%, to $21.1 million, or 21% of revenues, through the second quarter of 2000 from $22.4 million, or 23% of revenues, for the same period in 1999.

Interest Expense. Interest expense decreased 2% to $5.8 million for the second quarter of 2000 when compared to the same period in 1999 and decreased $331,000 to $11.6 million through the second quarter of 2000 when compared to the same period in 1999 as a result of principal amortization of the Partnership's mortgage debt.

Net Income. As a result of the items discussed above, net income decreased $399,000 to $5.7 million, or 11% of revenues for the second quarter of 2000 when compared to $6.1 million, or 12% of revenues for the second quarter of 1999. Net income through the second quarter of 2000 decreased $713,000 to $10.2 million, or 10% of revenues, when compared to $10.9 million, or 11% of revenues, through the second quarter of 1999.

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

Cash provided by operating activities through the second quarter of 2000 and 1999, was $20.1 million and $18.6 million, respectively. The increase in cash provided by operating activities was primarily due to the decrease in the restricted cash balance, partially offset by the increase in the receivable balance due from the Manager at June 16, 2000 when compared to the change in the restricted cash and receivable balances at June 18, 1999.

Cash used in investing activities was $10.9 million and $4.5 million through the second quarter of 2000 and 1999, respectively. The increase in investing activities was primarily due to the Partnership funding $5.6 million for capital expenditures related to roofing, facade and other improvements at certain Hotels through the second quarter of 2000.

Cash used in financing activities was $8.5 million and $7.4 million through the second quarter of 2000 and 1999, respectively. Through the second quarter of 2000 and 1999, the Partnership repaid $4.2 million and $3.9 million, respectively, of principal on the mortgage debt. The Partnership also paid $4.2 million and $3.5 million of cash distributions to limited partners through the second quarter of 2000 and 1999, respectively.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Partnership does not hold any financial instruments for trading purposes. As of June 16, 2000, all of the Partnership's mortgage debt has a fixed interest rate. As of June 16, 2000 and December 31, 1999, the Partnership's mortgage debt totaled $300.8 million and $305.1 million, respectively.

The Partnership has a debt service guaranty advance that is sensitive to changes in interest rates. The interest recognized on the debt obligation is based on the prime rate, which was 9.5% at June 16, 2000 and 8.5% at December 31, 1999. The interest rate, fair value, and future maturity associated with this debt obligation has not changed materially from the amount reported in the Partnership's annual report on Form 10-K for the year ended December 31, 1999. As of June 16, 2000 and December 31, 1999, the Partnership's debt service guaranty plus accrued interest totaled $15.1 million and $14.8 million, respectively.

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

The details of the settlement will be contained in a court-approved notice and purchase offer/consent solicitation to be sent to the Partnership's limited partners and the discussion of the settlement herein is qualified in its entirety by the terms of the actual court-approved notice and purchase offer/consent solicitation sent to the Partnership's limited partners.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits:  None.

b.       Reports on Form 8-K:

         A Form 8-K was filed with the Securities and Exchange Commission on April 28, 2000. This filing, Item 5--Other Events, discloses that on April 28, 2000, the General Partner sent to the limited partners of the Partnership a letter that accompanied the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999. The letter disclosed the annual activities of the Partnership. A copy of the letter was included as an Item 7--Exhibit in this Form 8-K filing.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                COURTYARD BY MARRIOTT
                                                LIMITED PARTNERSHIP

                                                By: CBM ONE LLC
                                                General Partner



         July 27, 2000                          By:      /s/ Matt Whelan
                                                           ----------------
                                                             Matt Whelan
                                                           Vice President and
                                                           Chief Accounting
                                                           Officer