Form 10-Q
period 2000-09-08
COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
filed 2000-10-23
CIK 813807

================================================================================
                      Securities and Exchange Commission

                            Washington, D.C.  20549

                                   FORM 10-Q

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                      OR

         [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended September 8, 2000             Commission File No.  0-15736


                   COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
                              10400 Fernwood Road
                           Bethesda, MD  20817-1109
                                (301) 380-9000


              Delaware                               52-1468081
----------------------------------   -------------------------------------------
      (State of Organization)          (I.R.S. Employer Identification Number)


          Securities registered pursuant to Section 12(b) of the Act:

                                Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                     -------------------------------------
                               (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.
                      ---

================================================================================

================================================================================
                   Courtyard by Marriott Limited Partnership
================================================================================


                               TABLE OF CONTENTS
                               -----------------

                                                                                              PAGE NO.
                                                                                              --------
PART I - FINANCIAL INFORMATION (Unaudited)

      Condensed Balance Sheets
       September 8, 2000 and December 31, 1999...............................................    1

      Condensed Statements of Operations
       Twelve and Thirty-Six Weeks Ended September 8, 2000
         and September 10, 1999..............................................................    2

      Condensed Statements of Cash Flows
       Thirty-Six Weeks Ended September 8, 2000 and September 10, 1999.......................    3

      Notes to Condensed Financial Statements................................................    4

      Management's Discussion and Analysis of Financial
       Condition and Results of Operations...................................................    7

      Quantitative and Qualitative Disclosures about Market Risk.............................    9


PART II - OTHER INFORMATION AND SIGNATURE

      Item 1.  Legal Proceedings.............................................................   10

                   Courtyard by Marriott Limited Partnership
                           Condensed Balance Sheets
                                (in thousands)


                                                                                     September 8,       December 31,
                                                                                         2000              1999
                                                                                         ----              ----
                                                                                     (Unaudited)
                                     ASSETS
 Property and equipment, net.......................................................  $    281,899       $    285,915
 Due from Courtyard Management Corporation.........................................         7,123              2,868
 Deferred financing costs, net of accumulated amortization.........................         5,104              5,411
 Property improvement fund.........................................................        12,234              7,857
 Restricted cash...................................................................         5,127             11,889
 Cash and cash equivalents.........................................................        13,393             14,920
                                                                                     -------------      -------------

                                                                                     $    324,880      $     328,860
                                                                                     =============      =============
                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
 Mortgage debt.....................................................................  $    298,669      $     305,086
 Straight-line ground rent due to affiliates of Marriott International, Inc........        18,991             19,152
 Debt service guaranty and accrued interest payable to affiliate...................        15,257             14,794
 Incentive management fees due to Courtyard Management Corporation.................         3,647              4,777
 Accounts payable and accrued liabilities..........................................         2,858              3,512
                                                                                     -------------      -------------

     Total Liabilities.............................................................       339,422            347,321
                                                                                     -------------      -------------

PARTNERS' CAPITAL (DEFICIT)
 General Partner...................................................................           594                399
 Limited Partners..................................................................       (15,136)           (18,860)
                                                                                     --------------     --------------

     Total Partners' Deficit.......................................................       (14,542)           (18,461)
                                                                                     --------------     --------------

                                                                                     $    324,880     $     $328,860
                                                                                     ==============     ==============

                 See Notes to Condensed Financial Statements.

                   Courtyard by Marriott Limited Partnership
                      Condensed Statements of Operations
          (Unaudited, in thousands, except Unit and per Unit amounts)

                                                        Twelve Weeks Ended           Thirty-Six Weeks Ended
                                                   September 8,   September 10,   September 8,   September 10,
                                                       2000            1999           2000            1999
                                                       ----            ----           ----            ----
REVENUES
 Hotel revenues
  Rooms..........................................       $45,721         $44,145       $136,070        $133,109
  Food and beverage..............................         2,885           2,957          8,958           9,145
  Other..........................................         1,497           1,542          4,794           4,655
                                                        -------         -------       --------        --------
   Total hotel revenues..........................        50,103          48,644        149,822         146,909
                                                        -------         -------       --------        --------

OPERATING COSTS AND EXPENSES
 Hotel property-level costs and expenses
  Rooms..........................................        10,626          10,003         31,085          29,764
  Food and beverage..............................         2,739           2,702          8,180           8,200
  Other department costs and expenses............           938             514          2,509           1,479
  Selling, administrative and other..............        11,642          11,093         34,402          33,394
                                                        -------         -------       --------        --------
   Total hotel property-level costs and expense..        25,945          24,312         76,176          72,837
 Depreciation....................................         4,588           4,425         13,912          13,243
 Base and Courtyard management fees..............         3,006           2,918          8,989           8,814
 Incentive management fee........................         2,189           2,233          6,749           6,765
 Ground rent, taxes and other....................         3,945           3,730         12,498          11,815
                                                        -------         -------       --------        --------
   Total operating costs and expenses............        39,673          37,618        118,324         113,474
                                                        -------         -------       --------        --------

OPERATING PROFIT.................................        10,430          11,026         31,498          33,435
 Interest expense................................        (5,770)         (5,894)       (17,397)        (17,852)
 Interest income.................................           524             363          1,298             840
                                                        -------         -------       --------        --------

NET INCOME.......................................       $ 5,184         $ 5,495       $ 15,399        $ 16,423
                                                        =======         =======       ========        ========

ALLOCATION OF NET INCOME
 General Partner.................................       $   259         $   275       $    770        $    821
 Limited Partners................................         4,925           5,220         14,629          15,602
                                                        -------         -------       --------        --------
                                                        $ 5,184         $ 5,495       $ 15,399        $ 16,423
                                                        =======         =======       ========        ========

NET INCOME PER LIMITED PARTNER UNIT
 (1,150 Units)...................................       $ 4,283         $ 4,539       $ 12,721        $ 13,567
                                                        =======         =======       ========        ========

                 See Notes to Condensed Financial Statements.

                   Courtyard by Marriott Limited Partnership
                      Condensed Statements of Cash Flows
                           (Unaudited, in thousands)

                                                        Thirty-Six Weeks Ended
                                                     September 8,   September 10,
                                                        2000            1999
                                                     ------------   -------------
OPERATING ACTIVITIES
 Net income........................................      $ 15,399        $ 16,423
 Depreciation and amortization.....................        14,699          13,948
 Changes in operating accounts.....................           562          (1,437)
                                                         --------        --------

     Cash provided by operating activities.........        30,660          28,934
                                                         --------        --------

INVESTING ACTIVITIES
 Additions to property and equipment, net..........        (9,913)         (4,579)
 Change in property improvement fund...............        (4,377)         (2,933)
                                                         --------        --------

     Cash used in investing activities.............       (14,290)         (7,512)
                                                         --------        --------
FINANCING ACTIVITIES
 Repayments of mortgage debt.......................        (6,417)         (5,917)
 Capital distributions.............................       (11,500)        (10,900)
 Payments received on investor notes receivable....            20              --
                                                         --------        --------

     Cash used in financing activities.............       (17,897)        (16,817)
                                                         --------        --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...        (1,527)          4,605

CASH AND CASH EQUIVALENTS at beginning of period...        14,920           9,203
                                                         --------        --------

CASH AND CASH EQUIVALENTS at end of period.........      $ 13,393        $ 13,808
                                                         ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for mortgage interest...................      $ 18,160        $ 18,584
                                                         ========        ========


                 See Notes to Condensed Financial Statements.

                   Courtyard by Marriott Limited Partnership
                    Notes to Condensed Financial Statements
                                  (Unaudited)


1.  Organization

Courtyard by Marriott Limited Partnership (the "Partnership"), a Delaware limited partnership, owns 50 Courtyard by Marriott hotels located in 16 states within the contiguous United States. The hotels are operated under a management agreement by a subsidiary of Marriott International.

2.  Summary of Significant Accounting Policies

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

In the opinion of the Partnership, the accompanying unaudited, condensed financial statements reflect all adjustments necessary to present fairly the financial position of the Partnership as of September 8, 2000, the results of operations for the twelve and thirty-six weeks ended September 8, 2000 and September 10, 1999 and cash flows for the thirty-six weeks ended September 8, 2000 and September 10, 1999. Results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

For financial reporting purposes, the net income of the Partnership is allocated 95% to the Limited Partners and 5% to CBM One LLC (the "General Partner"). Significant differences exist between the net income for financial reporting purposes and the net income reported for Federal income tax purposes. These differences are due primarily to the use for Federal income tax purposes of accelerated depreciation methods, shorter depreciable lives for certain assets, differences in the timing of recognition of certain fees and straight-line rent adjustments.

Certain reclassifications were made to the prior year unaudited, condensed financial statements to conform to the 2000 presentation.

3.  Amounts Paid to the General Partner and Marriott International, Inc.

The chart below summarizes amounts paid to the General Partner and Marriott International, Inc. for the thirty-six weeks ended September 8, 2000 and September 10, 1999 (unaudited, in thousands):

Marriott International, Inc.:
                                                        2000     1999
                                                      -------  -------
 Courtyard by Marriott system fee...............      $ 4,495  $ 4,407
 Marketing fund contribution....................        2,721    2,656
 Chain services and Marriott Rewards Program....        4,524    4,292
 Base management fee............................        4,494    4,407
 Incentive management fee.......................        7,879    8,490
                                                      -------  -------
                                                      $24,113  $24,252
                                                      =======  =======

General Partner:
 Administrative expenses reimbursed.............      $   370  $   107
                                                      =======  =======

                   Courtyard by Marriott Limited Partnership
                    Notes to Condensed Financial Statements
                                  (Unaudited)


4.  Contingencies

The Partnership and the Hotels are involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnership.

Texas Multi-Partnership Lawsuit. On March 16, 1998, limited partners in several limited partnerships sponsored by Host Marriott Corporation ("Host Marriott") or its subsidiaries filed a lawsuit, Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. 98-CI-04092, in the 57th Judicial District Court of Bexar County Texas, alleging that the defendants conspired to sell hotels to the partnerships for inflated prices and that they charged the partnerships excessive management fees to operate the partnerships' hotels. A Marriott International subsidiary manages each of the hotels involved and, as to some properties, Marriott International, or one of its subsidiaries, is the ground lessor and collects rent. Host Marriott, Marriott International, several of their subsidiaries, and J.W. Marriott, Jr. are among the various named defendants. The Haas lawsuit originally involved the following partnerships:

1.) Courtyard by Marriott Limited Partnership ("CBM I");

2.) Courtyard by Marriott II Limited Partnership ("CBM II");

3.) Marriott Residence Inn Limited Partnership ("Res I");

4.) Marriott Residence Inn II Limited Partnership ("Res II");

5.) Fairfield Inn by Marriott Limited Partnership ("Fairfield");

6.) Desert Springs Marriott Limited Partnership ("Desert Springs"); and

7.) Atlanta Marriott Marquis Limited Partnership ("AMMLP").

Host Marriott has settled the claims of the AMMLP unitholders as part of a settlement of a separate class action suit, pursuant to which settlement Host Marriott paid $4.25 million in return for a release of all claims. This settlement, which has been finalized, is not contingent on any portion of the Partnership Litigation Settlement, discussed more fully below. In addition, we consummated settlements with the unitholders of Res I, Res II, Fairfield and Desert Springs, under the umbrella of the Partnership Litigation Settlement. The CBM I and CBM II settlements remain to be completed, as described below.

Courtyard by Marriott Limited Partnership (CBM I). A subsidiary of Host Marriott is the sole general partner of CBM I and Marriott International or one of its subsidiaries manages all of the hotels owned by CBM I. Two members of an ad hoc committee of CBM I limited partners, Marvin Schick and Jack Hirsch, filed a putative class action lawsuit, Marvin Schick, et al. v. Host Marriott Corporation, et al., Civil Action No. 15991, in the Delaware Court of Chancery against Host REIT, Marriott International, and others on October 16, 1997, regarding the 1995 refinancing of CBM I's mortgage debt. The complaint contains allegations of breach of fiduciary duty, breach of contract, tortious interference, and aiding and abetting liability in connection with the refinancing. This lawsuit will be mooted upon consummation of the Partnership Litigation Settlement described below.

                   Courtyard by Marriott Limited Partnership
                    Notes to Condensed Financial Statements
                                  (Unaudited)


Pursuant to the terms of the Partnership Litigation Settlement, CBM I and CBM II are currently subject to the tender offers described below, the completion of which will release Host Marriott and the other defendants from all claims by CBM I and CBM II unitholders who have not opted out of these settlements. As of October 20, 2000, no CBM I limited partners have opted out and only two CBM II limited partners, representing three units, have opted out.

Partnership Litigation Settlement. On March 9, 2000, Host REIT and Marriott International entered into a settlement agreement that will resolve the Texas Multi-Partnership, the CBM II, and the CBM I litigation. Under this settlement, Host Marriott and Marriott International have settled with the Res I, Res II, Fairfield and Desert Springs Plaintiffs for an aggregate payment of approximately $62 million (of which Host Marriott and its subsidiaries have paid approximately $31 million) in return for a general release of all claims. The Res I, Res II, Fairfield and Desert Springs settlements were severed from the CBM I and CBM II settlements by a court order dated September 25, 2000. This settlement is subject to a thirty day appeal period beginning September 28, 2000, during which time any class members can appeal the settlement.

Host Marriott is currently in the process of finalizing the settlements for the CBM I and CBM II partnerships. The principal feature of the proposed settlements is the acquisition of all CBM I and CBM II limited partner units by a joint venture formed by Host Marriott (through non-controlled subsidiaries) and Marriott International and a full release of all claims from all limited partners (other than those who have opted out of the class settlement) for an aggregate payment of approximately $372 million plus interest and attorneys' fees of the plaintiffs' counsels (of which Host Marriott will pay approximately $91 million of the aggregate amount). The joint venture would acquire CBM I and CBM II by acquiring partnership units pursuant to a tender offer for such units followed by a merger of each of CBM I and CBM II with and into subsidiaries of the joint venture. The joint venture will finance the acquisition of CBM I and CBM II with mezzanine indebtedness borrowed from Marriott International and with cash and other assets contributed to it by Host Marriott (through its non-controlled subsidiaries) and Marriott International. Upon consummation of the acquisition of CBM I and CBM II, Host Marriott will, through a nonconsolidated subsidiary, own a 50% interest in the joint venture.

Host Marriott and Marriott International may terminate the settlement with respect to CBM I and CBM II if we and Marriott International fail to receive any necessary third party consents to the merger. The CBM I and CBM II settlements are mutually conditioned on each other, so that, Host Marriott and Marriott International will not be required to consummate the settlement with respect to one partnership if the settlement with respect to the other partnership is not successfully completed. The condition is waivable by Host Marriott and Marriott International in their sole discretion.

Host Marriott has received sufficient votes to complete the merger for both partnerships. The fairness hearing for the CBM II settlement was held on September 28, 2000 and the settlement with respect to CBM II was approved. The fairness hearing for CBM I was held on October 19, 2000 and the settlement with respect to CBM I was approved. However, the court has not entered a final judgement for CBM I or CBM II. The CBM I and CBM II settlements remain subject to certain third party consents. If these third party consents are not obtained, the CBM I and CBM II settlements would be terminated and the cases would go to trial, unless Host Marriott and Marriott International waive the condition. These settlements, if finalized by court orders, will be subject to thirty day appeal periods running from the entry of the court's judgment orders (presently expected to coincide with the receipt of the third party consents) during which time any class member may appeal the approval of the settlements.

As a result of the proposed settlement of the above discussed litigation, each limited partner who did not opt out of the settlement will receive per limited partner unit approximately $134,000, which may be adjusted for interest income, legal fees and certain other expenses.

                   COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that any deviations will not be material. We disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this quarterly report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

RESULTS OF OPERATIONS

Revenues. Revenues increased $1.5 million and $2.9 million to $50.1 million and $149.8 million for the third quarter of 2000 and through the third quarter of 2000, respectively, when compared to the same periods in 1999. The increase in revenues was achieved primarily through an increase in the combined average room rate. The combined average room rate increased 3.7% to $93.01 for the third quarter of 2000 and 3.9% to $93.57 through the third quarter of 2000 as compared to the same periods in 1999.

Combined average occupancy for the twelve and thirty-six weeks ended September 8, 2000 decreased slightly to 81.0% and 79.9%, respectively, when compared to the same periods ended September 10, 1999. REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved. REVPAR for the twelve and thirty-six weeks ended September 8, 2000 was $75.34 and $74.76, respectively, representing a 3.5% and 2.5% increase, respectively, when compared to the same periods ended September 10, 1999.

Operating Costs and Expenses. For the twelve weeks ended September 8, 2000, the Partnership's operating costs and expenses increased $2.1 million to $39.7 million when compared to the same period ended September 10, 1999. In addition, for the thirty-six weeks ended September 8, 2000, operating costs and expenses increased $4.9 million to $118.3 million when compared to the same period ended September 10, 1999. As a percentage of revenues, operating costs and expenses increased from 77% of revenues for both the third quarter and year-to-date 1999 to 79% of revenues for the third quarter and year-to-date 2000. The increase in operating costs and expenses was primarily due to an increase in property-level costs and expenses at the Hotels, depreciation expense, and ground rent, taxes and other expenses discussed below.

The Partnership's Hotel property-level costs and expenses increased $1.6 million to $25.9 million and $3.3 million to $76.2 million for the third quarter and year-to-date 2000, respectively, when compared to the same periods ended September 10, 1999. Hotel property-level costs and expenses increased due to higher salary and benefit expenses as the Hotels endeavor to maintain competitive wage scales. In addition, marketing expenses increased in 2000 as compared to 1999. Additionally, other department costs and expenses increased $424,000 and $1.0 million for the third quarter and year-to-date 2000, respectively, as the cost of replacing certain FF&E and lease expenses

                   COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


increased relative to the prior year. As a percentage of total hotel revenues, property-level costs and expenses represented 52% of revenues and 51% of revenues, respectively, for the third quarter and year-to-date 2000 as compared to 50% of revenues for the same periods ended September 10, 1999.

Depreciation expense increased $163,000 and $669,000 to $4.6 million and $13.9 million for the third quarter of 2000 and year-to-date 2000, respectively, due to the increase in property, plant, and equipment additions in 2000 as compared to 1999.

Ground rent, taxes and other expenses increased $215,000 and $683,000 to $3.9 million and $12.5 million for the third quarter of 2000 and through the third quarter of 2000, respectively, when compared to the same periods in 1999 due to increases in ground rent, property taxes and equipment rentals.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit decreased $596,000, or 5%, to $10.4 million, or 21% of revenues, for the third quarter of 2000 from $11.0 million, or 23% of revenues, for the third quarter of 1999. In addition, operating profit decreased $1.9 million, or 6%, to $31.5 million, or 21% of revenues, through the third quarter of 2000 from $33.4 million, or 23% of revenues, for the same period in 1999.

Interest Expense. Interest expense decreased $124,000 or 2% to $5.8 million for the third quarter of 2000 when compared to the same period in 1999 and decreased $455,000 or 2.5% to $17.4 million through the third quarter of 2000 when compared to the same period in 1999 as a result of principal amortization of the Partnership's mortgage debt.

Net Income. As a result of the items discussed above, net income decreased $311,000 to $5.2 million, or 10% of revenues for the third quarter of 2000 when compared to $5.5 million, or 11% of revenues for the third quarter of 1999. Net income through the third quarter of 2000 decreased $1.0 million to $15.4 million, or 10% of revenues, when compared to $16.4 million, or 11% of revenues, through the third quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's financing needs have historically been funded through loan agreements with independent financial institutions and Host Marriott. The General Partner believes that cash from Hotel operations will be sufficient to make required debt service payments, to fund current capital expenditure needs of the Hotels and to make cash distributions to the limited partners.

Principal Sources and Uses of Cash

The Partnership's principal source of cash is from operations. Its principal uses of cash are to make debt service payments, fund the property improvement fund and to make distributions to the partners.

Cash provided by operating activities through the third quarter of 2000 and 1999, was $30.7 million and $28.9 million, respectively. The increase in cash provided by operating activities was primarily due to the decrease in the restricted cash balance, partially offset by the increase in the receivable balance due from the Manager at September 8, 2000 when compared to the change in the restricted cash and receivable balances at September 10, 1999.

Cash used in investing activities was $14.3 million and $7.5 million through the third quarter of 2000 and 1999, respectively. The increase in investing activities was primarily due to the Partnership funding $6.2 million for capital expenditures related to roofing, facade and other improvements at certain Hotels through the third quarter of 2000.

                   COURTYARD BY MARRIOTT LIMITED PARTNERSHIP
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Cash used in financing activities was $17.9 million and $16.8 million through the third quarter of 2000 and 1999, respectively. Through the third quarter of 2000 and 1999, the Partnership repaid $6.4 million and $5.9 million, respectively, of principal on the mortgage debt. The Partnership also paid $11.5 million and $10.9 million of cash distributions to limited partners through the third quarter of 2000 and 1999, respectively.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not have significant market risk with respect to interest rates, foreign currency exchanges or other market rate or price risks, and the Partnership does not hold any financial instruments for trading purposes. As of September 8, 2000, all of the Partnership's mortgage debt has a fixed interest rate. As of September 8, 2000 and December 31, 1999, the Partnership's mortgage debt totaled $298.7 million and $305.1 million, respectively.

The Partnership has a debt service guaranty advance that is sensitive to changes in interest rates. The interest recognized on the debt obligation is based on the prime rate, which was 9.5% at September 8, 2000 and 8.5% at December 31, 1999. The interest rate, fair value, and future maturity associated with this debt obligation has not changed materially from the amount reported in the Partnership's annual report on Form 10-K for the year ended December 31, 1999. As of September 8, 2000 and December 31, 1999, the Partnership's debt service guaranty plus accrued interest totaled $15.3 million and $14.8 million, respectively.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Incorporated by reference to the description of legal proceedings in footnote four to the condensed financial statements set forth in Part I, "Financial Information."

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 COURTYARD BY MARRIOTT
                                 LIMITED PARTNERSHIP

                                 By: CBM ONE LLC
                                     General Partner



     October 23, 2000            By: /s/ Mathew Whelan
                                     -------------------------------------------
                                     Mathew Whelan
                                     Vice President and Chief Accounting Officer